Form 10-Q
period 1995-03-31
CALIFORNIA BANCSHARES INC
filed 1995-05-15
CIK 318779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                        March 31, 1995
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                    to
                                    ------------------    ----------------------

                          Commission file number 0-9584

                           CALIFORNIA BANCSHARES, INC.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                      94-2147553
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               100 Park Place, Ste 140, San Ramon California 94583
- - - - --------------------------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                 (510) 743-4200
- - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - - - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES   X          NO
                            -----------     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at April 25, 1995
              -----                            -----------------------------
    Common Stock, $2.50 par value                        10,002,707

This report contains a total of       26        pages
                                ---------------

                           CALIFORNIA BANCSHARES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                          Page
                                                                          -----
PART I -       FINANCIAL STATEMENTS

Item 1.        Financial Statements

               Consolidated Balance Sheet................................  3
               Consolidated Statement of Income..........................  4
               Consolidated Statement of Cash Flows......................  5
               Notes to Consolidated Financial Statements................  6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Financial Highlights......................................  9
               Overview..................................................  10
               Results of Operations.....................................  10
                 Net Interest Income.....................................  10
                 Allowance and Provision for Loan Losses.................  12
                 Noninterest Income......................................  13
                 Noninterest Expense.....................................  13
                 Income Taxes............................................  14
               Financial Condition.......................................  15
                 Securities..............................................  15
                 Loan Portfolio..........................................  16
                 Nonaccrual Loans, Restructured Loans
                  and Foreclosed Assets..................................  17
                 Deposits................................................  18
               Asset/Liability Management................................  19
                 Interest Rate Risk......................................  19
                 Liquidity...............................................  21
                 Capital.................................................  21
               Subsequent Event..........................................  22

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..........................  23

SIGNATURES...............................................................  24

ITEM 1. Financial Statements
California Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(In thousands except share amounts)

                                                     March 31,    December 31,
                                                   ----------     -----------
ASSETS                                                 1995             1994
                                                   ----------      ----------
Cash and due from banks                               $69,847         $66,587
Federal funds sold                                     52,324          14,800
                                                   ----------      ----------
  Total cash and cash equivalents                     122,171          81,387
Securities:
  Available for sale                                   37,022          51,426
  Held to maturity (approximate market values
  of $259,054-1995 and $233,479-1994)                 265,359         245,984
                                                   ----------      ----------
Total securities                                      302,381         297,410

Loans                                                 943,118         913,476
  Less: Allowance for loan losses                     (14,377)        (12,822)
                                                   ----------      ----------
  Net loans                                           928,741         900,654

Premises and equipment, net                            18,551          17,329
Interest receivable and other assets                   33,498          32,709
                                                   ----------      ----------
TOTAL ASSETS                                       $1,405,342      $1,329,489
                                                   ----------      ----------
                                                   ----------      ----------


LIABILITIES
Deposits:
  Non interest-bearing demand                        $228,305        $228,211
  Savings and interest-bearing demand                 529,516         519,431
  Time certificates, $100,000 or more                  81,689          86,338
  Other time                                          412,418         345,737
                                                   ----------      ----------
  Total deposits                                    1,251,928       1,179,717

Borrowed funds                                         26,000          29,747
Interest payable and other liabilities                  6,367           7,782
                                                   ----------      ----------
  Total liabilities                                 1,284,295       1,217,246
                                                   ----------      ----------

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Share authorized: 2,000,000
  Shares issued: none                                     ---             ---
  Common stock, $2.50 par value
  Shares authorized: 16,000,000
  Shares issued and outstanding: 1995 - 9,984,000
                                 1994 - 9,353,000      24,960          23,383
Capital surplus                                        37,489          35,707
Unrealized loss on securities available for
  sale, net                                              (144)           (421)
Retained earnings                                      58,742          53,574
                                                   ----------      ----------
  Total shareholders' equity                          121,047         112,243
                                                   ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,405,342      $1,329,489
                                                   ----------      ----------
                                                   ----------      ----------

                 See Notes to Consolidated Financial Statements

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
For the Three Month Period Ended March 31, 1995 and 1994
(In thousands)

                                                      1995            1994
                                                   ----------      ----------
INTEREST INCOME
Loans                                                 $21,819         $13,289
Securities:
  Taxable                                               3,736           3,125
  Exempt from Federal income taxes                        627             711
Other interest income                                     549             445
                                                      -------         -------
  Total interest income                                26,731          17,570
                                                      -------         -------

INTEREST EXPENSE
Interest on deposits:
  Savings and interest-bearing demand                   3,339           2,402
  Time certificates, $100,000 or more                     819             507
  Other time                                            4,768           1,894
                                                      -------         -------
  Total interest on deposits                            8,926           4,803
Interest on borrowed funds                                565              27
                                                      -------         -------
  Total interest expense                                9,491           4,830
                                                      -------         -------

  Net interest income                                  17,240          12,740
Provision for loan losses                                 390             470
                                                      -------         -------
  Net interest income after provision for
    loan losses                                        16,850          12,270
                                                      -------         -------

NONINTEREST INCOME
Service charges on deposit accounts                     1,321           1,019
Other operating income                                    689             979
                                                      -------         -------
  Total noninterest income                              2,010           1,998
                                                      -------         -------

NONINTEREST EXPENSE
Salaries and employee benefits                          6,716           5,491
Occupancy expense                                       1,115             836
Equipment expense                                         933             755
Other operating expense                                 3,624           3,516
                                                      -------         -------
  Total noninterest expense                            12,388          10,598
                                                      -------         -------

Income before provision for income taxes                6,472           3,670
Provision for income taxes                              2,472           1,240
                                                      -------         -------

NET INCOME                                             $4,000          $2,430
                                                      -------         -------
                                                      -------         -------

PER SHARE
  Net Income                                            $0.40           $0.26
                                                      -------         -------
                                                      -------         -------

  Dividends declared                                    $0.18           $0.13
                                                      -------         -------
                                                      -------         -------

  Weighted average shares outstanding                   9,974           9,365
                                                      -------         -------
                                                      -------         -------

                 See Notes to Consolidated Financial Statements

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Three Month Period Ended March 31, 1995 and 1994
(In thousands)

                                                       1995            1994
                                                     --------        --------
Cash flows from operating activities:
Net income                                             $4,000          $2,430
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                           779             728
  Provision for loan losses                               390             470
  Net loss on sales of securities                         ---              11
  Net gain on sales of premises and equipment and
     foreclosed assets                                   (105)            (16)
  Provision for foreclosed assets                         142              41
  Net (additions) proceeds from sales of mortgages
     held for sale                                     (1,391)            559
  Net change in interest receivable, other assets
     interest payable and other liabilities              (789)         (2,826)
                                                     --------        --------

  Net cash provided by operations                       3,026           1,397
                                                     --------        --------

Cash flows from investing activities:
Securities:
  Held to Maturity:
  Proceeds from prepayments and maturities              8,233          22,082
  Purchases                                               ---         (28,768)
  Available for Sale:
  Proceeds from prepayments and maturities             15,458           8,500
  Purchases                                               ---          (6,182)
Loans made to customers less principal payments
collected                                               8,014           5,833
Capital expenditures                                   (1,209)         (1,242)
Proceeds from sales of premises and equipment             ---               5
Proceeds from sales of foreclosed assets                  151             171
                                                     --------        --------

Net cash provided by investing activities              30,647             399
                                                     --------        --------

Cash flows from financing activities:
Net increase in deposits                                7,828          12,165
Net decrease in borrowed funds                         (3,947)            ---
Cash dividends paid                                    (1,312)         (1,025)
Proceeds from issuance of common stock for stock
  options exercised and dividend reinvestment plan        329             996
Repurchase of common stock                               (554)           (182)
                                                     --------        --------

  Net cash provided by financing activities             2,344          11,954
                                                     --------        --------

Net change in cash and cash equivalents                36,017          13,750
Cash and cash equivalents at beginning of period       81,387         114,318
Livermore's cash and cash equivalents on
  January 1, 1995                                       4,767             ---
                                                     --------        --------
Cash and cash equivalents at end of period           $122,171        $128,068
                                                     --------        --------
                                                     --------        --------

Supplemental disclosure on non-cash investing
activities:
  Loans transferred to foreclosed assets                 $757            $531
                                                     --------        --------
                                                     --------        --------

Supplemental disclosure of cash flow
information:
  Cash paid during the period for :
  Interest                                             $9,144          $4,966
                                                     --------        --------
                                                     --------        --------

  Income taxes                                           $775       $     ---
                                                     --------        --------
                                                     --------        --------

                 See Notes to Consolidated Financial Statements

                  California Bancshares, Inc. and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited consolidated financial statements of California Bancshares, Inc. and Subsidiaries (the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     The unaudited financial statements of the Company include the accounts of California Bancshares, Inc. (the Parent) and its banking subsidiaries, Alameda First National Bank, Bank of Livermore, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank (collectively, the Banks), and non-bank subsidiaries, CBI Mortgage, Island Bancorp. Leasing, Inc. and LNB Corp.

     The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements, after elimination of all material intercompany accounts and transactions. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year.

2.   ACQUISITIONS:

     On January 31, 1995, the Company completed the acquisition of Bank of Livermore (Livermore), which had $71 million in total assets at December 31, 1994. The Company issued 633,908 shares of common stock valued at approximately $10.9 million at the time of the transaction. The acquisition of Livermore was accounted for as a pooling-of-interests. Livermore is not material to the financial condition or operating results of the Company, and therefore, prior period balances were not restated. However, 1995 amounts were adjusted to reflect the transaction as if it had occurred January 1, 1995.

3.   ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 114 AND 118:

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114), on a prospective basis. These Statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and 15. These statements do not apply to large groups of smaller-balance homogeneous loans unless they have been involved in a restructuring.

     A loan is considered impaired, within the scope of SFAS No. 114, when, based on current information and events, it is probable that the Company will be unable to collect principal or interest due according to the contractual terms of the loan. For a loan that has been restructured the contractual terms of the loan refer to the contractual terms of the original loan agreement.

     The Company measures the impairment of a loan when and while a loan is on nonaccrual or the loan has been restructured. The amount of impairment is calculated by the Company using discounted cash flows, except when the source of repayment for the loan is through the liquidation of the underlying collateral. For these loans, the net realizable value of the collateral (current fair value less estimated costs to sell) is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, the Company recognizes such impairment by creating or adjusting the existing allowance for loan losses. If full collections is uncertain, cash receipts shall be applied first to principal, then to recovery of amounts previously charged off, then to interest income.

     The following table presents the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at March 31, 1995:

                                                                   Related
                                                   Recorded      SFAS No. 114
                                                 investment in   allowance for
     (In thousands)                              impaired loans   loan losses
                                                 --------------  -------------
     Impaired loans with a required allowance          $2,680         $795
     Impaired loans not requiring an allowance          8,486          ---
                                                       ------         ----
          Total                                       $11,166         $795
                                                       ------         ----
                                                       ------         ----

4.   BORROWINGS:

     Borrowed funds consist of mortgage-backed securities sold under agreements to repurchase. These securities are held in a custodial account by a third party.

     Mortgage backed securities with an average carrying value of $32.8 million ($31.1 million, market-value) and weighted average interest rate of 6.19% at March 31, 1995 were sold under repurchase agreements.

5.   COMMITMENTS AND CONTINGENT LIABILITIES:

     In the normal course of business there are outstanding various commitments to extend credit, letters of credit and contingent liabilities that are not reflected in the financial statements. While no related losses are anticipated, such instruments do involve elements of credit and interest rate risk in excess of amounts recorded in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby and commercial letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Letters of credit have fixed expiration dates and require payment of a fee. When making commitments or issuing letters of credit, the Banks evaluate each customer's creditworthiness on a case-by-case basis. The same credit policies are used in making commitments and conditional obligations as are used for on-balance sheet instruments. The Banks control the credit risk of these transactions through credit approval, limits and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments.

     Amounts of these financial instruments at March 31, 1995 and December 31, 1994 are summarized below:

                                                        (In thousands)
                                                    1995           1994
                                                  --------       --------
    Commitments to extend credit                  $202,462       $195,217
    Standby letters of credit                        8,143          5,837
    Commercial letters of credit                        18            ---

     The Company and its subsidiaries, in the ordinary course of business, are defendants in various legal proceedings. Management believes the aggregate contingent liability, if any, will not materially affect the Company's financial position.

     The California franchise tax returns for the Company for the years 1977 through 1979, 1983 and 1984 have been examined by the California Franchise Tax Board. These examinations have resulted in the assessment of additional taxes, principally relating the tax treatment of direct financing leases. Due to the complex nature of the matter, it is not reasonably possible to predict the eventual outcome of this issue; however, management will continue to vigorously protest this assessment. Management does not believe that the resolution of the issue will have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                  Three Months Ended March. 31
                                                  ----------------------------
(Dollar amounts in thousands except per share data)       1995          1994
                                                      -----------   ----------
FOR THE PERIOD
Net interest income on a taxable- equivalent basis        $17,564      $13,106
Less: Taxable-equivalent adjustments                          324          366
Provision for loan losses                                     390          470
                                                      -----------   ----------

Net interest income after provision for
  loan losses                                              16,850       12,270
Noninterest income                                          2,010        1,998
Noninterest expense                                        12,388       10,598
Provision for income taxes                                  2,472        1,240
                                                      -----------   ----------

Net income                                                 $4,000       $2,430
                                                      -----------   ----------
                                                      -----------   ----------

Net income per share                                        $0.40        $0.26
                                                      -----------   ----------
                                                      -----------   ----------

FINANCIAL RATIOS
Return on average assets (1)                                1.17%        0.94%
Return on average equity (1)                               13.60%        9.21%
Average shareholders' equity to average assets              8.61%       10.25%
Total risk-based capital ratio (2)                         14.24%       16.27%
Net interest margin (TE) (1)                                5.52%        5.51%

AT PERIOD END
Loans                                                    $943,118     $603,405
Allowance for loan losses                                  14,377       11,008
Assets                                                  1,405,342    1,060,600
Shareholders' equity                                      121,047      108,134
Deposits                                                1,251,928      945,938

STOCK DATA
Book value per common share                                $12.12       $11.52
Common stock price range:
  High                                                     18-1/2       16
  Low                                                      16-1/2       14-1/2
Closing common stock price                                 17           15-3/8
Average common shares outstanding (000's)                   9,974        9,365
Number of common shares outstanding at period               9,984        9,384
  end (000)'s
Dividend payout ratio                                       45.0%        50.0%

- - - - --------------------
     (1)  Annualized
     (2)  Tier 1 and Tier 2 capital.

OVERVIEW

     Net income for the first quarter of 1995 was $4.0 million ($0.40 per share), a 64.6% increase from the $2.4 million ($0.26 per share) reported for the same period in 1994.

     The return on average assets for the three months ended March 31, 1995 was 1.17%, up from 0.94% for the like period in 1994. Return on average shareholders' equity for the three months ended March 31, 1995 was 13.60%, compared to 9.21% for the comparable period in 1994.

     On January 31, 1995, the Company completed the acquisition of Bank of Livermore (Livermore), in a transaction accounted for as a pooling-of-interests. Bank of Livermore is not material to the financial condition or operating results of the Company, and therefore, prior periods balances have not been restated. However, 1995 amounts were adjusted to reflect the transaction as if it had occurred January 1, 1995. On December 2, 1994 the Company completed the acquisition of Old Stone Bank of California, F.S.B. (Old Stone), which was merged into an existing subsidiary. This transaction was accounted for using the purchase method. Under this method of accounting the estimated fair values of Old Stone's assets and liabilities were combined with the Company's existing assets and liabilities as of the date of the acquisition. Subsequent to the acquisition, the results of operations of Old Stone were combined with the Company's. When appropriate, this analysis discusses the impact of these transactions so meaningful comparisons can be made.

     The following discusses significant areas , including the above mentioned acquisitions, that have affected the Company's results of operations for the three months ended March 31, 1995 as compared to the same period in 1994 and financial condition at March 31, 1995 as compared to December 31, 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income on a taxable-equivalent basis was $17.6 million for the first quarter of 1995, compared with $13.1 million for the first quarter of 1994. The increase in net interest income between these periods is primarily attributable to increases in loan volume. Loan volume increased $338.9 million (56.2%) in 1995 compared to 1994. This increase was principally related to the Company's acquisitions. Rising interest rates also helped increase the yields on the Company's earning assets but were substantially offset by increases on deposit rates. In addition, the Company's deposits and borrowings volume also increased substantially in 1995 compared to 1994 which was also acquisition related.

     The net interest margin on a taxable-equivalent basis increased slightly, to 5.52% for the first quarter of 1995 compared with 5.51% for the first quarter in 1994.

     The following tables present the Company's consolidated average balance sheets including average yields and rates on a taxable-equivalent basis for the three month period ended March 31, 1995 and 1994 (Table A) and the approximate effect on net interest income of volume and rate changes from these periods (Table B). The change in interest due to both rate and volume has been allocated to change due to rate and change due to volume in proportion to the relationship of absolute dollar amounts of change in each.

TABLE A                                                               Three Months Ended March 31,
                                                ------------------------------------------------------------------------------
(Dollars in thousands)                                             1995                                    1994
                                                --------------------------------------   -------------------------------------
                                                  Average                     Yields      Average                       Yields
                                                  Balance        Interest     & Rates     Balance        Interest      & Rates
                                                ----------       -------       -----     ----------       -------       -----
ASSETS:
Interest-bearing time deposits                      $  ---       $  ---          ---           $300            $2       2.70%
Federal funds sold                                  35,998           549       6.10%         57,724           443        3.07
Securities:
     Taxable                                       265,962         3,736        5.70        250,905         3,125        5.05
     Non-taxable (TE) (1)                           47,703           951        7.97         53,602         1,077        8.04
                                                ----------       -------       -----     ----------       -------       -----
     Total securities (1)                          313,665         4,687        6.06        304,507         4,202        5.60
Loans (2)                                          941,773        21,819        9.40        602,839        13,289        8.94
                                                ----------       -------       -----     ----------       -------       -----
     Total earning assets                        1,291,436        27,055        8.50        965,370        17,936        7.53
Nonearning assets, net of
     allowance for loan losses                      94,951                                   79,200
                                                ----------                               ----------
     Total Assets                               $1,386,387                               $1,044,570
                                                ----------                               ----------
                                                ----------                               ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
     Savings and interest-bearing
        demand accounts                           $533,826        $3,339        2.54       $469,435        $2,402        2.08
     Time                                          476,648         5,587        4.75        259,522         2,401        3.75
                                                ----------       -------       -----     ----------       -------       -----
Total interest-bearing deposits                  1,010,474         8,926        3.58        728,957         4,803        2.67
Other borrowings                                    26,101           565        8.78          1,500            27        7.30
                                                ----------       -------       -----     ----------       -------       -----
Total interest-bearing liabilities               1,036,575         9,491        3.71        730,457         4,830        2.68

Demand deposits                                    223,030                                  203,757
Other liabilities                                    7,465                                    3,298
                                                ----------                               ----------
     Total liabilities                           1,267,070                                  937,512
Shareholders' equity                               119,317                                  107,058
                                                ----------                               ----------
     Total Liabilities and
     Shareholders' Equity                       $1,386,387                               $1,044,570
                                                ----------       -------       -----     ----------       -------       -----
                                                ----------                               ----------
     Net Interest Income and Margin (3)                          $17,564       5.52%                      $13,106       5.51%
                                                                 -------       -----                      -------       -----
                                                                 -------       -----                      -------       -----

- - - - ----------------------------
     (1) Interest income is presented on a taxable-equivalent basis. The taxable-equivalent adjustments were based on a marginal tax rate of 34%.

     (2) Nonaccrual loans are included in total loans, but are not material to this presentation.

     (3) Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.


     TABLE B                                        Quarter Ended March 31,
                                                   --------------------------
                                                     1995 compared to 1994
                                                   --------------------------
                                                   Volume     Rate      Total
                                                   ------     ----      -----
(In thousands)
Increase (decrease) in interest income:
     Interest-bearing time deposits                  ($1)      ($1)       ($2)
     Federal funds sold                             (212)      318        106
     Securities:
        Taxable                                      195       416        611
        Non-taxable (TE)                            (118)       (8)      (126)
     Loans                                         7,821       709      8,530
                                                  ------     -----     ------
     Total average earning assets                  7,685     1,434      9,119
                                                  ------     -----     ------

Increase in interest expense:
     Savings and interest-bearing
        demand deposits                              357       580        937
     Time certificates                             2,415       771      3,186
     Other borrowings                                531         7        538
                                                  ------     -----     ------
     Total average interest-bearing liabilities    3,303     1,358      4,661
                                                  ------     -----     ------

     Net increase in net interest income          $4,382       $76     $4,458
                                                  ------     -----     ------
                                                  ------     -----     ------

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The following table details the changes in the Company's allowance for loan losses for the first three months of 1995 and 1994. The allowance for loan losses should not be interpreted as an indication that charge-offs in the future will occur in these amounts or proportions.

                                               Three Months ended March 31,
                                               ----------------------------
 (Dollars in thousands)                               1995            1994
                                                    --------       --------

Balance at beginning of year                         $12,822        $11,547
                                                    --------       --------
Deduct loans charged-off:
  Real estate                                             50            ---
  Commercial and industrial                              171            614
  Consumer                                               146            482
                                                    --------       --------

     Total charge-offs                                   367          1,096
                                                    --------       --------
Add recoveries of loans charged-off:
  Real estate                                            ---            ---
  Commercial and industrial                              202             50
  Consumer                                                60             37
                                                    --------       --------
     Total recoveries                                    262             87
                                                    --------       --------
  Net chargeoffs                                         105          1,009
                                                    --------       --------
Provision for loan losses                                390            470
Allowance related to acquisition                       1,270            ---
                                                    --------       --------
Balance at end of period                             $14,377        $11,008
                                                    --------       --------
                                                    --------       --------
Net chargeoffs to average loans outstanding
  (annualized)                                         0.04%          0.67%
Average loans outstanding                           $941,773       $602,839
Allowance at end of period to loans outstanding        1.52%          1.82%
Period end loans                                    $943,118       $603,405

     At March 31, 1995, the allowance for loan losses was $14.4 million or 1.52% of total loans compared with $12.8 million or 1.40% at December 31, 1994 and $11.0 million or 1.82% at March 31, 1994. The provision for loan losses declined to $390,000 for 1995 from $470,000 for 1994. Net charge-offs for 1995 were $105,000, or 0.04% (annualized) of average total loans, compared with $1.0 million or 0.67% (annualized) in 1994. At March 31, 1995, December 31, 1994 and March 31, 1994, the Company's ratio of the allowance for loan losses to total nonperforming loans was 91%, 98% and 110%, respectively.

     The Company's determination of the allowance for loan losses and the corresponding provision for loan losses is based on various judgments and assumptions including, but not limited to, general economic conditions, the composition of the loan portfolio, prior loss experience and estimates of potential future losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses.

     The Company performs a quarterly assessment to determine the appropriate level of the allowance for loans losses. This process uses a series of allocation methods including specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated portion of the allowance for loan losses. Based on management's analysis of the Company's overall allowance for loan losses, management believes that the provision for loan losses for the first three months of 1995 is appropriate. It is management's opinion that the allowance for loan losses at March 31, 1995 is adequate to provide for potential losses in the current loan portfolio. No assurances can be given that adverse economic conditions will not result in increased losses in the Company's loan portfolio.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1995 was $2.0 million, an increase of $12,000 compared to 1994. The components of noninterest income were as follows:

                                        Three Months Ended March 31,
                                        ---------------------------
(In thousands)                                 1995           1994
                                             ------         ------
Service charges on deposit accounts          $1,321         $1,019
Other fee income                                360            392
Loss on sale of securities                      ---            (11)
Gains on sales of loans                         161            420
Other income                                    168            178
                                             ------         ------
     Total noninterest income                $2,010         $1,998
                                             ------         ------
                                             ------         ------

     Service charges on deposit accounts increased $302,000 or 29.6% in 1995 compared to 1994. This increase was primarily related to increases in deposit accounts related to acquisitions. The decrease in gains on sales of loans of $259,000 is attributable to a decrease in the Company's mortgage banking activity. This is reflective of the slowdown in new mortgages and refinances due to rising interest rates.

NONINTEREST EXPENSE

     Total noninterest expense was $12.4 million for the first quarter of 1995 compared with $10.6 million for 1994. The ratio of noninterest expense to operating revenue, excluding securities transactions, was 64.4% for the first quarter of 1995 compared with 71.9% for the like period in 1994.

The following table presents the major components of noninterest expense for the first quarter of 1995 and 1994.

                               Three Months Ended March 31,    Change 95/94
                               ----------------------------    ------------
                                      1995      1994           $        %
                                    -------   -------        -------  ------
(In thousands)
Salaries and benefits                $6,716    $5,491        $1,225   22.3%
Occupancy                             1,115       836           279    33.4
Equipment                               933       755           178    23.6
Regulatory expenses                     732       605           127    21.0
Banking forms and stationery            403       255           148    58.0
Communications                          437       314           123    39.2
Outside data processing expense         189       224           (35)  (15.6)
Legal expense                           105       136           (31)  (22.8)
Foreclosed assets expense, net          ---        71           (71)    n/m
Consultant fees                         174       177            (3)   (1.7)
Courier service                         231       174            57    32.8
Promotional expense                     251       260            (9)   (3.5)
Other                                 1,102     1,300          (198)  (15.2)
                                    -------   -------        -------  ------
     Total noninterest expense      $12,388   $10,598        $1,790    16.9%
                                    -------   -------        -------  ------
                                    -------   -------        -------  ------
Percent of average assets             0.89%     1.01%
                                    -------   -------
                                    -------   -------


     The increase in salaries and benefits for the first quarter of 1995 compared to 1994 is directly related to the Company's expansion between these two periods. The Company's full time equivalent staff numbered 778 at March 31, 1995, this compares with 559 at March 31, 1994.

     The increase in occupancy, equipment, regulatory, banking forms and stationery, communication and courier expenses for the first quarter of 1995 compared to the same period in 1994 is primarily expansion related. The Company at March 31, 1995 had 36 banking locations, compared to 26 locations at March 31, 1994.

     The Company recently announced plans to re-focus on cost reduction and revenue enhancement with a target efficiency ratio of 62% to be achieved by the first quarter of 1996. This goal will be achieved through on-going efforts to enhance revenue growth while achieving operational efficiencies through acquisition consolidation, re-engineering of work flows and normal employee attrition.

INCOME TAXES

     The provision for income taxes was $2.5 million for the first quarter of 1995 and $1.2 million for the first quarter of 1994. The effective tax rates for these periods were 38.2% and 33.8%, respectively. The increase in the Company's effective tax rate between these two periods is attributable to the decrease in nontaxable income in 1995 relative to the Company's earnings.

FINANCIAL CONDITION

SECURITIES

     The Company's securities portfolio increased by $5.0 million between December 31, 1994 and March 31, 1995. The increase was entirely due to the addition of $28.0 million in securities in the Livermore acquisition. Excluding this transaction, the Company had first quarter maturities and repayments totaling $23.6 million and no purchases.

     At March 31, 1995 and December 31, 1994, the held to maturity securities had an estimated unrealized pretax loss of $6.3 million and $12.5 million, respectively.

     At March 31, 1995, the available for sale securities portfolio had an unrealized pretax loss of $252,000 or a net of tax loss of $144,000. This net loss has been reported as a separate component of shareholders' equity. At December 31, 1994 the pretax loss in this segment of the portfolio was $721,000 with a net of tax loss of $421,000.

     The amortized cost and estimated market value of securities at March 31, 1995 by contractual maturity are shown in the following table. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For asset/liability purposes, the Company monitors these securities with consideration of prepayment assumptions. Yields have been calculated by dividing the taxable-equivalent interest income, including discount or premium by the book value. Yields on nontaxable securities of states and political subdivisions were presented on a taxable-equivalent basis using a marginal tax rate of 34%.


                                                        Securities Available for Sale
                                        ---------------------------------------------------------------
                                        Within 1      1 to 5     5 to 10        After 10
(Dollars in thousands)                    Year        Years       Years          Years          Total
                                        --------    ---------    -------        --------       --------
U.S. Treasury
     securities                         $19,982     $10,662      $   ---        $  ---         $30,644
Securities of U.S.
     Government agencies and
     corporations                         1,014       2,001          500         1,888           5,403
Obligations of states
     and political sub-
     divisions                              ---         ---          ---           135             135
Federal Reserve Stock                       ---         ---          ---         1,092           1,092
                                        --------    ---------    -------        --------       --------
     Total                              $20,996     $12,663         $500        $3,115         $37,274
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------

Weighted average yield                    4.57%       5.33%        7.09%          6.32%           5.00%
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------

Market value                            $20,909     $12,497         $501        $3,115         $37,022
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------


                                                      Securities Held to Maturity
                                        ---------------------------------------------------------------
                                        Within 1      1 to 5     5 to 10        After 10
(Dollars in thousands)                    Year        Years       Years          Years          Total
                                        --------    ---------    -------        --------       --------
U.S. Treasury securities                $13,042     $61,822      $   ---        $    ---        $74,864
Securities of U.S.
Government agencies
     and corporations                     3,999      48,286       52,008          25,314        129,607
Obligations of states
     and political subdivisions          10,663      33,213       14,910           1,952         60,738
Other securities                            ---         150          ---             ---            150
                                        --------    ---------    -------        --------       --------
     Total                              $27,704     $143,471     $66,918         $27,266       $265,359
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------
Weighted average yield                    5.75%        6.08%       6.48%           6.84%          5.00%
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------

Market Value                            $27,591     $140,926     $64,647         $25,890       $259,054
                                        --------    ---------    -------        --------       --------
                                        --------    ---------    -------        --------       --------


LOAN PORTFOLIO

     The Company's loan portfolio consists primarily of commercial and industrial loans, real estate 1-4 family residential properties, other commercial real estate mortgages, construction and land development loans, consumer installment loans and individual lines of credit. The following table presents the loan mix at March 31, 1995 and December 31, 1994:

                                                  $                    %
                                        ----------------------  ----------------
(In thousands)                          03/31/95      12/31/94   1995      1994
                                        --------      --------  ------    ------
Real estate -
 Construction and land development      $101,667       $99,975   10.8%     10.9%
 Secured by 1-4 family residential
  properties                             346,055       347,093   36.7      38.0
 Other real estate mortgages             198,272       186,638   21.0      20.4
 Loans held for sale                       2,659         1,268    0.3       0.1
 Commercial and industrial               169,695       159,266   18.0      17.4
 Consumer                                124,770       119,236   13.2      13.1
                                        --------      --------  ------    ------

 Total loans                            $943,118      $913,476  100.0%    100.0%
                                        --------      --------  ------    ------
                                        --------      --------  ------    ------

     The Company's loan portfolio increased by $29.6 million or 3.2% at March 31, 1995 compared to December 31, 1994. This increase was primarily attributable to the Livermore acquisition. Included in the commercial and industrial loan totals were agricultural loans of $ 16.3 million and $18.8 million at March 31, 1995 and December 31, 1994, respectively. Agricultural loans consist of loans to finance agricultural production and other loans to farmers. Agricultural loans that are primarily secured by real estate (farmland) are included in other real estate mortgages.

     The Company has historically been active in financing the construction and development of residential properties. The underwriting standards and administrative guidelines regarding these credits are specific and stringent. Although a significant percentage of the Company's nonperforming loans come from this portion of the portfolio the Company has not historically suffered any material losses in this area.

     Other real estate mortgages, the majority of which are commercial properties, are another active market for the Company. These credits are also governed by stringent loan policies. These credits are primarily owner occupied business properties that are limited to specific types of properties.

     Inherent in any loan portfolio are risks associated with certain types of loans. The Company's objective is to limit these risks through strict loan policies and review procedures. Included in these policies are specific loan-to-value (LTV) limitations as to various categories of real estate related loans. The Company has also established policies to limit the degree of portfolio concentration in any product type or to any individual borrower.

NONACCRUAL LOANS, RESTRUCTURED LOANS AND FORECLOSED ASSETS

     The following table presents the Company's nonaccrual and restructured loans and foreclosed assets at March 31, 1995 and December 31, 1994. Classification of a loan as nonaccrual or restructured does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part.

                                               March 31,     December 31,
(Dollars in thousands)                           1995            1994
                                               --------      -----------
Nonaccrual loans                                $11,923          $8,751
Restructured loans                                3,912           4,285
                                               --------        --------
     Total nonperforming loans                   15,835          13,036
Foreclosed assets                                 3,647           2,415
                                               --------        --------
     Total nonperforming assets                 $19,482         $15,451
                                               --------        --------
                                               --------        --------

Nonperforming loans as a percentage of
     total loans                                   1.7%            1.4%
Nonperforming assets as a percentage of
     total loans and foreclosed assets             2.1%            1.7%
Loans past due 90 days and still accruing
     interest                                      $310            $659
Foregone interest                                  $307            $665

     Effective January 1, 1995, the Company adopted Statement of Financial Account Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114). The adoption of SFAS No. 114 has not affected the Company's policy for placing loans on nonaccrual status. The Company generally identifies loans to be evaluated for impairment when such loans are on nonaccrual or have been restructured. Loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against interest income. Any interest or principal payments received on a nonaccrual loan is normally applied as a principal reduction. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid or when it otherwise becomes well secured and in the process of collection. In a case where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (i.e., the reduction of either interest or principal or other such modifications that the Company would not otherwise consider), the loan is classified as a restructured loan. If the borrower is not able to meet the revised payment schedule and the loan becomes delinquent, the loan is placed on nonaccrual status.

     The increase in nonaccrual loans between the two periods is primarily $900,000 in nonaccrual loans associated with the Livermore acquisition and a $1.5 million commercial property that has been transferred to nonaccrual status during 1995. This loan, which is fully secured with no anticipated loss, was disclosed as a potential problem loan at December 31, 1994. Restructured loans are principally three credits, a residential lot development loan (of which $1.6 million was reduced from the December 31, 1994 balance) and two commercial real estate properties. All loans in this category are currently performing according to their respective revised terms and are yielding a market rate.

     Foreclosed assets include property acquired through foreclosure. These properties are carried at the lower of (i) fair value less estimated costs to sell or (ii) the recorded cost of the asset. Upon foreclosure, any necessary write-downs are charged to the allowance for loan losses. The difference between cost and fair value less estimated cost to sell, if lower, is recorded as a valuation allowance. Subsequent declines in the fair value of the property are recorded as an addition to the valuation allowance. Foreclosed assets at March 31, 1995 increased to $3.6 million from the December 31, 1994 balance of $2.4 million, largely because the fact that the acquisition of Livermore added $700,000 in foreclosed assets.

     Loans 90 days or more past due and still accruing at March 31, 1995 were $310,000, down $349,000 from the December 31, 1994 total of $659,000. All loans in this category are well secured or in the process of collection.

     Management is not aware of any significant potential problem loans which have not otherwise been disclosed as a nonaccrual or restructured loan at March 31, 1995, in which there is known information about possible credit problems of a borrower that has caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

DEPOSITS

     Total deposits increased to $1.25 billion at March 31, 1995 from $1.18 billion at December 31, 1994. Average daily deposits, along with the average rates paid thereon, for the three months ended March 31, 1995 and 1994 on an annualized basis are summarized on the following table:

                                              1995                 1994
                                      ------------------  ------------------
(Dollars in thousands)                  Amount      Rate   Amount       Rate
                                        ------      ----   ------       ----
Noninterest-bearing demand             $223,030     ---%  $203,757      ---%
Savings and interest-bearing demand     533,826     2.54   469,435      2.08
Time certificates, $100,000 or more      81,171     4.04    65,471      3.14
Other time                              395,477     4.82   194,051      3.96
                                        -------     ----   -------      ----
     Total                           $1,233,504    2.89%  $932,714     2.09%
                                     ----------    -----  --------     -----
                                     ----------    -----  --------     -----


     The total amount held in the accounts of any single depositor is not material in relationship to total deposits.

ASSET/LIABILITY MANAGEMENT

     The Company has separate policies and guidelines for managing the Company's balance sheet and off-balance sheet activities which are incorporated and considered integral parts of the asset/liability management process. Certain policies may be governed and implemented by committees or persons other than the Asset/Liability Committee (ALCO) as directed by the Board of Directors. Overall asset/liability management encompasses the management and monitoring of asset quality, liquidity and capital needs and interest rate risk.

INTEREST RATE RISK

     One of the principal objectives of asset/liability management is to manage the risks associated with changing interest rates and their impact on earnings. The ALCO regularly evaluates and sets predetermined limits on the sensitivity of each Bank's net interest income to changes in interest rates.

     Interest rate risk can be viewed from a variety of perspectives, including the sensitivity of earnings to rate movements and the sensitivity of the market value of the Company's equity to changes in interest rates. One way to measure how a change in interest rates will impact net interest income in specific time frames is through a cumulative gap analysis. Traditional gap analysis represents interest rate risk in terms of the mismatch between the stated repricing of the Company's earning assets and interest-bearing liabilities within defined time periods. As shown in the following table, at March 31, 1995, the cumulative one-year contractual gap for the Company was a negative $130.7 million, or ( 10.1%) of earning assets. In other words, 10.1% of the Company's interest-bearing liabilities has the potential to reprice or mature more quickly than its earning assets in one year.

                                                                        Interest Rate Sensitivity
                                           -----------------------------------------------------------------------------------------
                                                0-3          >3-12           >1-5              >5          Non-
(Dollars in thousands)                       months         months          years           years        market          Total
                                           -----------------------------------------------------------------------------------------
ASSETS
Federal funds sold                          $52,324         $ ----         $ ----          $ ----        $ ----         $52,324
Securities(1)                                13,494         35,079        155,898          96,818         1,092         302,381
Loans(2)                                    413,642        311,820        134,592          71,141        11,923         943,118
                                           -----------------------------------------------------------------------------------------
   Total earning assets                     479,460        346,899        290,490         167,959        13,015       1,297,823
Noninterest-earning assets                     ----           ----           ----            ----       107,519         107,519
                                           -----------------------------------------------------------------------------------------
   Total assets                             479,460        346,899        290,490         167,959       120,534       1,405,342
                                           -----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Savings and interest-bearing
     demand deposits                       $529,516         $ ----         $ ----          $ ----        $ ----        $529,516
   Time certificates, $100,000
     or more                                 29,152         43,065          9,241             231          ----          81,689
   Other time                               111,038        218,287         82,768             325          ----         412,418
                                           -----------------------------------------------------------------------------------------
   Total interest-bearing
     deposits                               669,706        261,352         92,009             556          ----       1,023,623
Borrowed funds                               26,000           ----           ----            ----          ----          26,000
                                           -----------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                            695,706        261,352         92,009             556          ----       1,049,623
                                           -----------------------------------------------------------------------------------------
Noninterest-bearing liabilities                ----           ----           ----            ----       234,672         234,672
Shareholders' equity                           ----           ----           ----            ----       121,047         121,047
                                           -----------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                   695,706        261,352         92,009             556       355,719       1,405,342
                                           -----------------------------------------------------------------------------------------
Incremental gap                            (216,246)        85,547        198,481         167,403      (235,185)         $ ----
                                           -----------------------------------------------------------------------------------------
Cumulative gap                            ($216,246)     $(130,699)       $67,782        $235,185        $ ----
                                           -------------------------------------------------------------------------
                                           -------------------------------------------------------------------------

% to earning assets                          (16.7%)        (10.1%)          5.2%           18.1%          ----
                                           -------------------------------------------------------------------------
                                           -------------------------------------------------------------------------

- - - - ------------------------

(1)The nonmarket column consists of Federal Reserve Bank stock
(2)The nonmarket column consists of nonaccrual loans of $11,923

     Over the short period (one year or less) changes in interest rates affect net interest income to the extent that there is a timing difference between the repricing of assets and liabilities. For instance, if more liabilities than assets reprice during a time period, such as the Company's gap analysis indicates, given a rising rate environment, net interest income will have a tendency to decrease if the assets and liabilities reprice in rate by approximately the same amount. Conversely, if an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its liabilities maturing or repricing is less than the amount of its assets also maturing or repricing during the same period, net interest income would benefit from a rising rate environment. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap.

     However, shortcomings are inherent in a simplified gap analysis that may result in an institution with a nominally negative gap having interest rate behavior associated with an asset sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating gap. The Company attempts to quantify these characteristics by taking into account the expected repricing or maturities of earning assets and funding sources, as opposed to their contractual maturities.

     Because net interest income is not necessarily a conclusive indication of an institution's ongoing net worth, a second measure of interest rate risk - the market value of portfolio equity (MVPE) is important. This measure attempts to quantify the ongoing worth of the institution by considering all cash flows, regardless of their timing, and discounting these back to the present. The difference between the discounted assets less the discounted liabilities is the present value of equity or the economic measure of the institution's net worth.

     These two approaches to interest rate risk measurement are complimentary and are used in tandem by the individual Banks to provide a more complete picture of the interest rate risk associated with their balance sheets.
Included in the Company's Asset/Liability Management Policy are limitations on the maximum volatility each Bank may undertake associated with possible interest rate movement.

LIQUIDITY

     Liquidity is defined as the Company's ability to provide funds to meet customers' loan and deposit needs and to fund operations in the most timely and cost effective basis. The Company's liquidity is measured and managed on a individual bank basis. The holding company (parent) is funded primarily by dividends and management fee income from its subsidiaries.

     Core deposits have historically provided the Company with funding sources. The Company also utilizes repurchase agreements. In addition, the Banks have informal federal funds borrowing arrangements with correspondents banks to meet unforeseen deposit outflows. At March 31, 1995 and December 31, 1994, the Company's loan to deposit ratio was 75.3% and 77.4%, respectively.

CAPITAL

     The Company reviews various capital adequacy ratios on a quarterly basis to ensure that each banking subsidiary and the consolidated Company are within established internal and external guidelines. The Company and its banking subsidiaries are subject to risk-based capital regulations. These guidelines are used to evaluate capital adequacy and are based on an institution's balance sheet risk and off-balance sheet risk. Current regulations define capital adequacy into five categories; well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized. Each of these capital categories have predefined risk-based capital ratio minimums. At March 31, 1995 and December 31, 1994, the capital ratios of the Company exceeded the "well capitalized" threshold as prescribed by banking regulators. An institution's deposit insurance premiums are determined through a matrix based on the institution's capital category and supervisory subgroup. Any reduction in an institution's capital category can significantly increase premiums.

     The following table presents the Company's capital positions at March 31, 1995 and December 31, 1994, including the risk-based capital ratio and leverage ratio.

(Dollars in thousands)                         March 31,    December 31,
Tier 1:                                          1995            1994
                                                --------        --------
  Shareholders'equity                           $121,047        $112,243
  Less: Intangibles                               (1,273)           (906)
  Add: Unrealized losses on securities
     available for sale                              144             421
                                                --------        --------
     Total Tier 1 capital                        119,918         111,758
Tier 2 capital                                    11,542          11,042
                                                --------        --------
     Total risk-based capital                   $131,460        $122,800
                                                --------        --------
                                                --------        --------
Risk-adjusted assets                            $923,329        $883,325
                                                --------        --------
                                                --------        --------
Tier 1 capital/risk-adjusted assets
  Capital ratio                                   12.99%          12.65%
  Minimum ratio                                    4.00%           4.00%
Total risk-based capital/risk-
  adjusted assets
  Capital ratio                                   14.24%          13.90%
  Minimum                                          8.00%           8.00%
Leverage ratio                                     8.65%          10.27%

     The Company regularly evaluates opportunities for expansion through merger and acquisition. Such transactions, if any, in the future could involve capital commitments giving rise to a need for additional capital.

SUBSEQUENT EVENT

     On April 18, 1995, the Company and the principle shareholder of First Community Bankshares and its wholly-owned subsidiary, Centennial Bank, announced that they have signed a definitive agreement for Centennial Bank to be acquired by the Company for $16.25 million, payable in cash at closing. The acquisition, which will be accounted for as a purchase transaction, is subject to regulatory approval and is expected to close in July, 1995.

     At March 31, 1995, Centennial Bank had total assets of $119 million. For the year ended December 31, 1994 and three months ended March 31, 1995, Centennial Bank earned $1.6 million and $452,000, respectively.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11  Computation of Earnings Per Share

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       California Bancshares, Inc.
                                   ------------------------------------
                                               (Registrant)


Date: May 2,   1995                 /s/ Joseph P. Colmery
                                   ------------------------------------
                                   Joseph P. Colmery
                                   President/Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 2,    1995                /s/ Vincent M. Leveroni
                                   ------------------------------------
                                   Vincent M. Leveroni
                                   Exec. Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                           CALIFORNIA BANCSHARES, INC.
                                  EXHIBIT INDEX


          Exhibit                                             Page
          Number                 Description                 Number
          -------                -----------                 ------
             11       Computation of Earnings Per Share        ---