Form 10-Q
period 1995-06-30
CALIFORNIA BANCSHARES INC
filed 1995-08-11
CIK 318779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended                  June 30, 1995
                          ------------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                     to
                                    -------------------    ---------------------

                          Commission file number 0-9584

                           CALIFORNIA BANCSHARES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                                       94-2147553
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

               100 Park Place, Ste 140, San Ramon California 94583
- --------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (510) 743-4200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
                              YES   X      NO
                                 -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at July 27, 1995
          -----                         ----------------------------
   Common Stock, $2.50 par value                 10,034,808

This report contains a total of    30     pages.
                                ---------

                           CALIFORNIA BANCSHARES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                          PAGE
PART I -       FINANCIAL STATEMENTS

Item 1.        Financial Statements

               Consolidated Balance Sheet. . . . . . . . . . . . . . . .   3
               Consolidated Statement of Income. . . . . . . . . . . . .   4
               Consolidated Statement of Cash Flows. . . . . . . . . . .   5
               Notes to Consolidated Financial Statements. . . . . . . .   6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Financial Highlights. . . . . . . . . . . . . . . . . . .   9
               Overview. . . . . . . . . . . . . . . . . . . . . . . . .   10
               Results of Operations
                 Net Interest Income . . . . . . . . . . . . . . . . . .   10
                 Allowance and Provision for Loan Losses . . . . . . . .   15
                 Noninterest Income. . . . . . . . . . . . . . . . . . .   16
                 Noninterest Expense . . . . . . . . . . . . . . . . . .   16
                 Income Taxes. . . . . . . . . . . . . . . . . . . . . .   17
               Financial Condition
                 Securities. . . . . . . . . . . . . . . . . . . . . . .   18
                 Loan Portfolio. . . . . . . . . . . . . . . . . . . . .   19
                 Nonaccrual Loans, Restructured Loans
                 and Foreclosed Assets . . . . . . . . . . . . . . . . .   20
                 Deposits. . . . . . . . . . . . . . . . . . . . . . . .   21
               Asset/Liability Management
                 Interest Rate Risk. . . . . . . . . . . . . . . . . . .   22
                 Liquidity . . . . . . . . . . . . . . . . . . . . . . .   24
                 Capital . . . . . . . . . . . . . . . . . . . . . . . .   24


PART II -      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28



                                       (2)

ITEM 1. Financial Statements
California Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(In thousands except share amounts)

                                                       June 30,       December 31,
                                                      -----------     ------------
ASSETS                                                   1995            1994
                                                      -----------     ------------
Cash and due from banks                               $   78,101      $   66,587
Federal funds sold                                        41,545          14,800
                                                      ----------      ----------
  Total cash and cash equivalents                        119,646          81,387

Securities:
  Available for sale                                      51,830          51,426
  Held to maturity (approximate market values
  of $260,239-1995 and $233,479-1994)                    262,478         245,984
                                                      ----------      ----------
    Total securities                                     314,308         297,410

Loans                                                  1,033,173         913,476
  Less: Allowance for loan losses                        (15,103)        (12,822)
                                                      ----------      ----------
    Net loans                                          1,018,070         900,654

Premises and equipment, net                               20,921          17,329
Interest receivable and other assets                      43,992          32,709
                                                      ----------      ----------
TOTAL ASSETS                                          $1,516,937      $1,329,489
                                                      ----------      ----------
                                                      ----------      ----------


LIABILITIES
Deposits:
  Non interest-bearing demand                           $257,111        $228,211
  Savings and interest-bearing demand                    568,431         519,431
  Time certificates, $100,000 or more                    124,724          86,338
  Other time                                             434,207         345,737
                                                      ----------      ----------
    Total deposits                                     1,384,473       1,179,717

Borrowed funds                                               348          29,747
Interest payable and other liabilities                     8,185           7,782
                                                      ----------      ----------
  Total liabilities                                    1,393,006       1,217,246
                                                      ----------      ----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Shares authorized: 2,000,000
  Shares issued: none                                         --              --
Common stock, $2.50 par value
  Shares authorized: 16,000,000
  Shares issued and outstanding: 1995 - 10,005,807
                                 1994 -   9,353,000       25,014          23,383
Capital surplus                                           37,791          35,707
Unrealized loss on securities available for sale, net        (22)           (421)
Retained earnings                                         61,148          53,574
                                                      ----------      ----------
  Total shareholders' equity                             123,931         112,243
                                                      ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,516,937      $1,329,489
                                                      ----------      ----------
                                                      ----------      ----------


                 See Notes to Consolidated Financial Statements


                                      (3)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
For the Three and Six Month Periods Ended June 30, 1995 and 1994
(In thousands)

                                                               Three Months Ended      Six Months Ended
                                                                     June 30,                June 30,
                                                               -------------------     -------------------
                                                                 1995       1994         1995        1994
                                                               -------     -------     -------     -------
INTEREST INCOME
Loans                                                          $22,533     $14,024     $44,352     $27,313
Securities:
  Taxable                                                        3,475       3,569       7,211       6,694
  Exempt from Federal income taxes                                 613         703       1,240       1,414
Other interest income                                              920         426       1,469         871
                                                               -------     -------     -------     -------
  Total interest income                                         27,541      18,722      54,272      36,292
                                                               -------     -------     -------     -------

INTEREST EXPENSE
Interest on deposits:
  Savings and interest-bearing demand                            2,941       2,479       6,280       4,881
  Time certificates, $100,000 or more                            1,088         495       1,907       1,002
  Other time                                                     6,173       1,941      10,941       3,835
                                                               -------     -------     -------     -------
  Total interest on deposits                                    10,202       4,915      19,128       9,718
Interest on borrowed funds                                         164          28         729          55
                                                               -------     -------     -------     -------
  Total interest expense                                        10,366       4,943      19,857       9,773
                                                               -------     -------     -------     -------

  Net interest income                                           17,175      13,779      34,415      26,519
Provision for loan losses                                          210         585         600       1,055
                                                               -------     -------     -------     -------
  Net interest income after provision for loan losses           16,965      13,194      33,815      25,464
                                                               -------     -------     -------     -------

NONINTEREST INCOME
Service charges on deposit accounts                              1,339       1,096       2,660       2,115
Loss on sale of securities available for sale                       --          --          --         (11)
Other operating income                                             911         620       1,600       1,610
                                                               -------     -------     -------     -------
  Total noninterest income                                       2,250       1,716       4,260       3,714
                                                               -------     -------     -------     -------

NONINTEREST EXPENSE
Salaries and employee benefits                                   6,493       5,530      13,209      11,021
Occupancy expense                                                1,089         832       2,204       1,668
Equipment expense                                                  964         786       1,897       1,541
Other operating expense                                          3,954       3,444       7,578       6,960
                                                               -------     -------     -------     -------
  Total noninterest expense                                     12,500      10,592      24,888      21,190
                                                               -------     -------     -------     -------

Income before provision for income taxes                         6,715       4,318      13,187       7,988
Provision for income taxes                                       2,505       1,552       4,977       2,792
                                                               -------     -------     -------     -------

NET INCOME                                                     $ 4,210     $ 2,766     $ 8,210     $ 5,196
                                                               -------     -------     -------     -------
                                                               -------     -------     -------     -------

PER SHARE
  Net Income                                                   $  0.42     $  0.30     $  0.82     $  0.56
                                                               -------     -------     -------     -------
                                                               -------     -------     -------     -------

  Dividends declared                                           $  0.18     $  0.14     $  0.36     $  0.27
                                                               -------     -------     -------     -------
                                                               -------     -------     -------     -------

  Weighted average shares outstanding                           10,002       9,366       9,988       9,362
                                                               -------     -------     -------     -------
                                                               -------     -------     -------     -------

                 See Notes to Consolidated Financial Statements


                                      (4)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Six Month Period Ended June 30, 1995 and 1994
(In thousands)


                                                                            1995        1994
                                                                          --------    --------
Cash flows from operating activities:
Net income                                                                $  8,210    $  5,196
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              1,558       1,406
  Provision for loan losses                                                    600       1,055
  Net loss on sales of securities                                               --          11
  Net gain on sales of premises and equipment and
    foreclosed assets                                                         (267)        (33)
  Gain on sale of loans                                                       (483)         --
  Provision for foreclosed assets                                              275          49
  Net (additions) proceeds from sales of mortgages held for sale            (3,011)      1,695
  Net change in interest receivable, other assets
  interest payable and other liabilities                                    (2,643)     (3,403)
                                                                          --------    --------

  Net cash provided by operations                                            4,239       5,976
                                                                          --------    --------

Cash flows from investing activities:
Securities:
  Held to Maturity:
  Proceeds from prepayments and maturities                                  18,787      31,523
  Purchases                                                                 (8,031)    (61,162)
  Available for Sale:
  Proceeds from prepayments and maturities                                  26,522      15,500
  Purchases                                                                     --     (20,253)
Loans made to customers less principal payments collected                   (6,297)    (17,241)
Net cash provided by acquisitions                                            3,651
Net change in interest-bearing time deposits                                    --         300
Capital expenditures                                                        (2,185)     (1,654)
Proceeds from sales of premises and equipment                                    7           7
Proceeds from sales of foreclosed assets                                       998       1,383
                                                                          --------    --------

  Net cash provided by (used in) investing activities                       33,452     (51,597)
                                                                          --------    --------

Cash flows from financing activities:
Net increase in deposits                                                    34,751      18,354
Net decrease in borrowed funds                                             (29,399)         --
Cash dividends paid                                                         (4,911)     (3,360)
Proceeds from issuance of common stock for stock
  options exercised and dividend reinvestment plan                             681       1,313
Repurchase of common stock                                                    (554)     (1,022)
                                                                          --------    --------

  Net cash provided by financing activities                                    568      15,285
                                                                          --------    --------

Net change in cash and cash equivalents                                     38,259     (30,336)
Cash and cash equivalents at beginning of year                              81,387     114,318
                                                                          --------    --------
Cash and cash equivalents at end of period                                $119,646    $ 83,982
                                                                          --------    --------
                                                                          --------    --------

Supplemental disclosure on non-cash investing activities:
  Loans transferred to foreclosed assets                                  $  1,636    $    531
                                                                          --------    --------
                                                                          --------    --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                                                $ 19,345    $  9,802
                                                                          --------    --------
                                                                          --------    --------

  Income taxes                                                            $  4,060    $  2,100
                                                                          --------    --------
                                                                          --------    --------


                 See Notes to Consolidated Financial Statements


                                      (5)

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

   The unaudited financial statements of the Company include the accounts of California Bancshares, Inc. (the Parent) and its banking subsidiaries, Alameda First National Bank, Bank of Livermore, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Centennial Bank, Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank (collectively, the Banks), and non-bank subsidiaries, CBI Mortgage, Island Bancorp. Leasing, Inc. and LNB Corp.

   The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements, after elimination of all material intercompany accounts and transactions. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year. Certain amounts for prior periods have been reclassified to conform with the 1995 presentation.

2. ACQUISITIONS:

   On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc., the holding company for Centennial Bank. Centennial Bank, located in Castro Valley, California, had assets of $118 million at June 30, 1995. This acquisition was accounted for as a purchase and accordingly, the results of operations, which are not material to the consolidated financial statements, will be included in the Company's consolidated financial statements from the acquisition date. The total cost of the acquisition was $16.25 million in cash. The excess of the purchase price over fair value of net assets acquired was $5.1 million.

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

                                       (6)

3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 114 AND 118:

   On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No.
   114), on a prospective basis. These Statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and 15. However, these statements do not address the overall adequacy of the allowance for loan losses and do not apply to large groups of smaller-balance homogeneous loans unless they have been involved in a restructuring.

   A loan is considered impaired, within the scope of SFAS No. 114, when, based on current information and events, it is probable that the Company will be unable to collect principal or interest due according to the contractual terms of the loan. For a loan that has been restructured the contractual terms of the loan refer to the contractual terms of the original loan agreement.

   The Company measures the impairment of a loan when and while a loan is on nonaccrual or the loan has been restructured. The amount of impairment is calculated by the Company using discounted cash flows, except when the source of repayment for the loan is through the liquidation of the underlying collateral. For these loans, the net realizable value of the collateral (current fair value less estimated costs to sell) is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, the Company recognizes such impairment by creating or adjusting the existing allowance for loan losses. If full collection is uncertain, cash receipts shall be applied first to principal, then to recovery of amounts previously charged off, then to interest income.

   The following table presents the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at June 30, 1995:


                                                                   Related
                                                 Recorded        SFAS No. 114
                                                investment in    allowance for
   (In thousands)                               impaired loans    loan losses
                                                --------------    -----------
   Impaired loans with a required allowance          $2,775           $562
   Impaired loans not requiring an allowance          6,202             --
                                                     ------         ------
   Total                                             $8,977           $562
                                                     ------         ------
                                                     ------         ------

4. COMMITMENTS AND CONTINGENT LIABILITIES:

   In the normal course of business there are outstanding various commitments to extend credit, letters of credit and contingent liabilities that are not reflected in the financial statements. While no related losses are anticipated, such instruments do involve elements of credit and interest rate risk in excess of amounts recorded in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby and commercial letters of credit are written conditional commitments issued by the Banks to guarantee


                                       (7)
   the performance of a customer to a third party. Letters of credit have fixed expiration dates and require payment of a fee. When making commitments or issuing letters of credit, the Banks evaluate each customer's creditworthiness on a case-by-case basis. The same credit policies are used in making commitments and conditional obligations as are used for on-balance sheet instruments. The Banks control the credit risk of these transactions through credit approval, limits and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments.

   Amounts of these financial instruments at June 30, 1995 and December 31, 1994 are summarized below:

                                                       (In thousands)
                                                     1995           1994
                                                   --------       --------
   Commitments to extend credit                    $225,535       $195,217
   Standby letters of credit                          8,808          5,837


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


                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                              ----------------------------     -------------------------
(Dollar amounts in thousands except per share data)              1995             1994            1995           1994
                                                              ---------        ----------      ----------      --------
FOR THE PERIOD
Net interest income on a taxable- equivalent basis            $ 17,491         $ 14,142        $ 35,055        $ 27,246
Less: Taxable-equivalent adjustments                              (316)            (363)           (640)           (727)
Provision for loan losses                                         (210)            (585)           (600)         (1,055)
                                                              --------         --------        --------        --------
  Net interest income after provision for loan
   losses                                                       16,965           13,194          33,815          25,464
Noninterest income                                               2,250            1,716           4,260           3,714
Noninterest expense                                            (12,500)         (10,592)        (24,888)        (21,190)
Provision for income taxes                                      (2,505)          (1,552)         (4,977)         (2,792)
                                                              --------         --------        --------        --------

Net income                                                    $  4,210         $  2,766        $  8,210        $  5,196
                                                              --------         --------        --------        --------
                                                              --------         --------        --------        --------

Net income per share                                          $   0.42         $   0.30        $   0.82        $   0.56
                                                              --------         --------        --------        --------
                                                              --------         --------        --------        --------

FINANCIAL RATIOS
Return on average assets(1)                                      1.20%            1.04%           1.19%           1.00%
Return on average equity(1)                                      13.92            10.21           13.74            9.71
Average shareholders' equity to average assets                    8.61            10.21            8.63           10.25
Total risk-based capital ratio(2)                                12.62            16.22           12.62           16.22
Net interest margin (TE)(1)                                       5.36             5.77            5.44            5.64

                                                                                                      June 30,
                                                                                                ----------------------
                                                                                                  1995         1994
                                                                                                -------      ---------
AT PERIOD END
Loans                                                                                        $1,033,173      $  624,043
Allowance for loan losses                                                                        15,103          10,054
Assets                                                                                        1,516,937       1,065,916
Shareholders' equity                                                                            123,931         108,922
Deposits                                                                                      1,384,473         952,127

STOCK DATA
Book value per common share                                                                  $    12.39      $    11.64
Common stock price range:
  High                                                              21               18              21              18
  Low                                                           16-3/8               15          16-3/8          14-1/2
Closing common stock price                                          21           17-1/2              21          17-1/2
Average common shares outstanding (000's)                       10,002            9,366           9,988           9,362
Number of common shares outstanding at period                   10,006            9,356          10,006           9,356
  end (000)'s
Dividend payout ratio                                            42.9%            46.7%           43.9%           48.6%


- ------------------------------

    (1)Annualized

    (2)Tier 1 and Tier 2 capital.


                                       (9)

OVERVIEW

     Net income for the second quarter of 1995 was $4.2 million ($0.42 per share), a 52.2% increase from the $2.7 million ($0.30 per share) reported for the same period in 1994. For the six months ended June 30, 1995 and 1994 net income was $8.2 million ($0.82 per share) and $5.2 million ($0.56 per share), respectively.

     The return on average assets for the three and six months ended June 30, 1995 was 1.20% and 1.19%, respectively, up from 1.04% and 1.00% for the like periods in 1994. Return on average shareholders' equity for the three and six months ended June 30, 1995 was 13.92% and 13.74%, respectively, compared to 10.21% and 9.71% for the comparable periods in 1994.

     On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc., the holding company for Centennial Bank. This acquisition was accounted for as a purchase and accordingly, the results of operations, which are not material, will be included in the Company's consolidated financial statements from the acquisition date. On January 31, 1995, the Company acquired Bank of Livermore, in a transaction accounted for as a pooling-of-interests. Bank of Livermore is not material to the consolidated financial condition or operating results of the Company, and therefore, prior periods balances have not been restated. However, 1995 amounts were adjusted to reflect the transaction as if it occurred January 1, 1995. On December 2, 1994, the Company acquired Old Stone Bank of California, F.S.B. (Old Stone), which was merged into an existing subsidiary. This transaction was accounted for using the purchase method. Subsequent to the acquisition, the results of operations of Old Stone were combined with the Company's. When appropriate, this analysis discusses the impact of these transactions so meaningful comparisons can be made.

     The following discusses significant areas, including the above mentioned acquisitions, that have affected the Company's results of operations for the three and six months ended June 30, 1995 as compared to the same periods in 1994 and financial condition at June 30, 1995 as compared to December 31, 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income on a taxable-equivalent basis was $17.5 million and $35.1 million for the three and six month periods, respectively, of 1995, compared with $14.1 million and $27.2 million for the like periods in 1994. The increase in net interest income between these periods is primarily attributable to increases in loan volume. Average loans outstanding for the second quarter of 1995 increased by $338.5 million (55.4%) compared to 1994 and $339.0 million (55.8%) for the first six months of 1995 compared to 1994.
 This increase was principally related to the Company's acquisitions. Rising interest rates also helped increase the yields on the Company's earning assets but were offset by increases on deposit rates. In addition, the Company's interest-bearing liabilities volume also increased substantially in 1995 compared to 1994 which was also acquisition related.


                                      (10)

     The net interest margin on a taxable-equivalent basis decreased to 5.36% for the second quarter of 1995 and 5.44% for the six months ended June 30, 1995 compared with 5.77% and 5.64% for the same periods in 1994. While the average yield on the Company's earning assets have improved by 75 basis points and 87 basis points, respectively, these increases have not kept pace with the rates paid on interest-bearing liabilities, which increased 128 basis points in the second quarter of 1995 compared to 1994 and 116 basis points for the first six months of 1995 compared to 1994. The Company's acquisitions and the competitive rate environment were the leading factors that increased the Company's cost of funds during these periods.

     The following tables present the Company's consolidated average balance sheets including average yields and rates on a taxable-equivalent basis for the three and six month periods ended June 30, 1995 and 1994 (Table A) and the approximate effect on net interest income of volume and rate changes from these periods (Table B). The change in interest due to both rate and volume has been allocated to change due to rate and change due to volume in proportion to the relationship of absolute dollar amounts of change in each.


                                      (11)


     TABLE A                                                Three Months Ended June 30,
                                        -------------------------------------------------------------------
(Dollars in thousands)                               1995                                   1994
                                        -------------------------------       -----------------------------
                                        Average                 Yields        Average               Yields
                                        Balance      Interest   & Rates       Balance     Interest  & Rates
                                        -------      --------   -------       -------     --------  -------
ASSETS:
Interest-bearing time deposits          $       --   $    --        --     $      200     $     3     6.02%
Federal funds sold                          64,773       920      5.62%        44,417         423     3.77
Securities:
  Taxable                                  247,318     3,475      5.64        272,687       3,569     5.25
  Non-taxable (TE)(1)                       45,825       929      8.11         54,115       1,066     7.88
                                        ----------   -------      ----     ----------     -------     ----
  Total securities(1)                      293,143     4,404      6.03        326,802       4,635     5.69
Loans(2)                                   949,903    22,533      9.51        611,385      14,024     9.20
                                        ----------   -------      ----     ----------     -------     ----
  Total earning assets                   1,307,819    27,857      8.54        982,804      19,085     7.79

Nonearning assets, net of
  allowance for loan losses                101,546                             81,366
                                        ----------                         ----------
    Total Assets                        $1,409,365                         $1,064,170
                                        ----------                         ----------
                                        ----------                         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and interest-bearing
      demand accounts                   $  531,929   $ 2,941      2.22     $  484,824     $ 2,479     2.05
    Time                                   509,868     7,261      5.71        259,062       2,436     3.77
                                        ----------   -------      ----     ----------     -------     ----
  Total interest-bearing deposits        1,041,797    10,202      3.93        743,886       4,915     2.65
Other borrowings                            13,077       164      5.09          1,500          28     7.49
                                        ----------   -------      ----     ----------     -------     ----
  Total interest-bearing liabilities     1,054,874    10,366      3.94        745,386       4,943     2.66

Demand deposits                            223,871                            205,785
Other liabilities                            9,279                              4,313
                                        ----------                         ----------
  Total liabilities                      1,288,024                            955,484
Shareholders' equity                       121,341                            108,686
                                        ----------                         ----------
  Total Liabilities and
    Shareholders' Equity                $1,409,365                         $1,064,170
                                        ----------   -------      ----     ----------     -------     ----
                                        ----------                         ----------
  Net Interest Income and Margin(3)                  $17,491      5.36%                   $14,142     5.77%
                                                     -------      ----                    -------     ----
                                                     -------      ----                    -------     ----



- ------------------------------

      (1)Interest income is presented on a taxable-equivalent basis. The taxable-equivalent adjustments were based on a marginal tax rate of 34%.

      (2)Nonaccrual loans are included in total loans, but are not material to this presentation.

      (3)Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.




                                      (12)


     TABLE A                                                     Six Months Ended June 30,
                                          ---------------------------------------------------------------------
(Dollars in thousands)                                  1995                                    1994
                                          --------------------------------      -------------------------------
                                          Average                  Yields       Average                 Yields
                                          Balance      Interest    & Rates      Balance     Interest    & Rates
                                          -------      --------    -------      -------     --------    -------
ASSETS:
Interest-bearing time deposits           $       --     $    --       --      $      270    $      5      3.73%
Federal funds sold                           49,109       1,469      5.95%        51,173         866      3.37
Securities:
  Taxable                                   260,014       7,211      5.59        261,785       6,694      5.16
  Non-taxable (TE)(1)                        43,327       1,880      8.68         53,867       2,141      7.95
                                         ----------     -------      ----     ----------    --------      ----
    Total securities(1)                     303,341       9,091      6.04        315,652       8,835      5.64
Loans(2)                                    946,174      44,352      9.45        607,140      27,313      9.07
                                         ----------     -------      ----     ----------     -------      ----
  Total earning assets                    1,298,624      54,912      8.53        974,235      37,019      7.66

Nonearning assets, net of
 allowance for loan losses                   97,950                               77,909
                                         ----------                           ----------
      Total Assets                       $1,396,574                           $1,052,144
                                         ----------                           ----------
                                         ----------                           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
    Savings and interest-bearing
     demand accounts                     $  533,458     $ 6,280      2.37     $  477,158     $ 4,881      2.06
    Time                                    493,378      12,848      5.25        259,326       4,837      3.76
                                         ----------     -------      ----     ----------     -------      ----
  Total interest-bearing deposits         1,026,836      19,128      3.76        736,484       9,718      2.66
Other borrowings                             18,271         729      8.05          1,500          55      7.39
                                         ----------     -------      ----     ----------     -------      ----
  Total interest-bearing liabilities      1,045,107      19,857      3.83        737,984       9,773      2.67

Demand deposits                             223,414                              201,790
Other liabilities                             7,579                                4,493
                                         ----------                           ----------
  Total liabilities                       1,276,100                              944,267
Shareholders' equity                        120,474                              107,877
                                         ----------                           ----------
  Total Liabilities and
   Shareholders' Equity                  $1,396,574                           $1,052,144
                                         ----------     -------      ----     ----------     -------      ----
                                         ----------                           ----------
  Net Interest Income and Margin(3)                     $35,055      5.44%                   $27,246      5.64%
                                                        -------      ----                    -------      ----
                                                        -------      ----                    -------      ----


- ------------------------------

      (1)Interest income is presented on a taxable-equivalent basis. The taxable-equivalent adjustments were based on a marginal tax rate of 34%.

      (2)Nonaccrual loans are included in total loans, but are not material to this presentation.

      (3)Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.



                                      (13)


     TABLE B                                   Quarter Ended June 30,           Six Months Ended June 30,
                                             -------------------------         ---------------------------
                                               1995 compared to 1994             1995 compared to 1994
                                             -------------------------         ---------------------------
                                             Volume     Rate     Total         Volume     Rate     Total
                                             ------     ----     -----         ------     ----     -----
(In thousands)
Increase (decrease) in interest income:
Interest-bearing time deposits               $   (1)   $   (2)   $   (3)       $    (3)   $   (2)   $    (5)
Federal funds sold                              240       257       497            (36)      639        603
Securities:
Taxable                                        (346)      252       (94)           (46)      563        517
Non-taxable (TE)                               (167)       30      (137)          (445)      184       (261)
Loans                                         8,015       494     8,509         15,848     1,191     17,039
                                             ------    ------    ------        -------    ------    -------
  Total average earning assets                7,741     1,031     8,772         15,318     2,575     17,893
                                             ------    ------    ------        -------    ------    -------


Increase in interest expense:
Savings and interest-bearing
 demand deposits                                251       211       462            614       785      1,399
Time certificates                             3,151     1,674     4,825          5,567     2,444      8,011
Other borrowings                                148       (12)      136            669         5        674
                                             ------    ------    ------        -------    ------    -------
  Total average interest-bearing
   liabilities                                3,550     1,873     5,423          6,850     3,234     10,084
                                             ------    ------    ------         ------    ------    -------
Net increase in net interest income          $4,191    $ (842)   $3,349         $8,468    $ (659)   $ 7,809
                                             ------    ------    ------         ------    ------    -------
                                             ------    ------    ------         ------    ------    -------


                                      (14)

ALLOWANCE AND PROVISION FOR LOAN LOSSES
- ---------------------------------------

     The following table details the changes in the Company's allowance for loan losses for the first six months of 1995 and 1994. The allowance for loan losses should not be interpreted as an indication that charge-offs in the future will occur in these amounts or proportions.

                                                       Six Months Ended June 30,
                                                      ---------------------------
 (Dollars in thousands)                                   1995           1994
                                                        --------       --------
Balance at beginning of year                            $   12,822     $ 11,547
                                                        ----------     --------
Deduct loans charged-off:
  Real estate                                                 (141)        (410)
  Commercial and industrial                                   (493)      (1,274)
  Consumer                                                    (378)        (671)
                                                        ----------     --------
 Total charge-offs                                          (1,012)      (2,355)
Add recoveries of loans charged-off:                    ----------     --------
  Real estate                                                   --           --
  Commercial and industrial                                    280          123
  Consumer                                                      75          146
                                                        ----------     --------
 Total recoveries                                              355          269
                                                        ----------     --------
  Net charge-offs                                             (657)      (2,086)
                                                        ----------     --------
Provision for loan losses                                      600        1,055
Allowance related to acquisitions                            2,338         (462)
                                                        ----------     --------
Balance at end of period                                $   15,103     $ 10,054
                                                        ----------     --------
                                                        ----------     --------

Net charge-offs to average loans outstanding
(annualized)                                                 0.14%        0.69%
Average loans outstanding                               $  946,174     $607,140
Allowance at end of period to loans outstanding              1.46%        1.61%
Period end loans                                        $1,033,173     $624,043


     At June 30, 1995, the allowance for loan losses was $15.1 million or 1.46% of total loans compared with $12.8 million or 1.40% at December 31, 1994 and $10.1 million or 1.61% at June 30, 1994. The provision for loan losses declined to $210,000 for the second quarter of 1995 from $585,000 for the like period in 1994. For the first six months of 1995 the provision was $600,000 compared to $1.1 million in 1994. Net charge-offs for second quarter and first six months of 1995 were $552,000, (0.23% of average total loans, on an annualized basis) and $657,000 (0.14%), compared with $1.1 million (0.71%) and $2.1 million (0.69%) for the comparable periods in 1994. At June 30, 1995, December 31, 1994 and June 30, 1994, the Company's ratio of the allowance for loan losses to total nonperforming loans was 122%, 98% and 120%, respectively.

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


                                      (15)

     The Company performs a quarterly assessment to determine the appropriate level of the allowance for loans losses. This process uses a series of allocation methods including specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated portion of the allowance for loan losses. Based on management's analysis of the Company's overall allowance for loan losses, management believes that the provision for loan losses for 1995 is appropriate. It is management's opinion that the allowance for loan losses at June 30, 1995 is adequate to provide for potential losses in the current loan portfolio. No assurances can be given that adverse economic conditions will not result in increased losses in the Company's loan portfolio.

NONINTEREST INCOME
- ------------------

     Noninterest income for the second quarter and first six months of 1995 was $2.3 million and $4.3 million, respectively, an increase of $534,000 and $546,000 over the like periods in 1994. The components of noninterest income were as follows:

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          --------------------------      -------------------------
(In thousands)                               1995           1994              1995         1994
                                            ------         ------            ------       ------
Service charges on deposit accounts         $1,339         $1,096             $2,660      $2,115
Other fee income                               338            332                698         561
Loss on sale of securities                      --             --                 --         (11)
Gains on sales of loans                        323            218                484         721
Other income                                   250             70                418         328
                                             -----           ----             ------      ------
    Total noninterest income                $2,250         $1,716             $4,260      $3,714
                                            ------         ------             ------      ------
                                            ------         ------             ------      ------



     Service charges on deposit accounts increased $243,000 or (22.2%) and $545,000 (25.8%), respectively, in 1995 compared to 1994. This increase was primarily related to deposit growth through acquisitions.

NONINTEREST EXPENSE
- -------------------

     Total noninterest expense was $12.5 million for the second quarter of 1995 compared with $10.6 million for 1994. For the first six months of 1995 total noninterest expense was $24.9 million, a $3.7 million or 17.5% increase over the same period in 1994. The ratio of noninterest expense to operating revenue, on a taxable-equivalent basis, excluding securities transactions, was 63.3% for both the second quarter and first six months of 1995 compared with 66.8% and 68.4% for the like periods in 1994.


                                        (16)

The following table presents the major components of noninterest expense for the second quarter and first six months of 1995 and 1994.

                                                 Three Months Ended                            Six Months Ended
                                         --------------------------------      ----------------------------------------------------
                                             June 30,       Change 95/94             June 30,                      Change 95/94
                                         --------------     -------------      ----------------------            ------------------
                                         1995      1994       $        %        1995            1994               $            %
                                         ----      ----     ---      ----      ------          ------            ------      ------

Salaries and benefits                  $ 6,493   $ 5,530    $963     17.4%    $13,209          $11,021          $2,188       19.9%
Occupancy                                1,089       832     257      30.9      2,204            1,668             536        32.1
Equipment                                  964       786     178      22.6      1,897            1,541             356        23.1
Regulatory expenses                        738       603     135      22.4      1,470            1,208             262        21.7
Banking forms and stationery               397       277     120      43.3        800              532             268        50.4
Communications expense                     432       245     187      76.3        869              559             310        55.5
Outside data processing expense            151       159      (8)     (5.0)       340              383             (43)      (11.2)
Legal expense                              198       148      50      33.8        303              284              19         6.7
Foreclosed assets expense, net              74        11      63     572.7         74               82              (8)       (9.8)
Consultant fees                            226       259     (33)    (12.7)       400              436             (36)       (8.3)
Promotional expense                        281       280       1       0.4        532              540              (8)       (1.5)
Courier service                            240       207      33      15.9        471              381              90        23.6
Other                                    1,217     1,255     (38)     (3.0)     2,319            2,555            (236)       (9.2)
                                       -------   -------  ------     -----    -------          -------          ------       -----
                                       $12,500   $10,592  $1,908     18.0%    $24,888          $21,190          $3,698       17.5%
                                       -------   -------  ------     -----    -------          -------          ------       -----
                                       -------   -------  ------     -----    -------          -------          ------       -----


     The increase in salaries and benefits for the periods presented in 1995 compared to 1994 is directly related to the Company's expansion, primarily acquisition related. The Company's full time equivalent staff numbered 657 at June 30, 1995, this compares with 565 at June 30, 1994.

     The increase in occupancy, equipment, regulatory, banking forms and stationery, communication and courier expenses in 1995 compared to 1994 is primarily expansion related. The Company at June 30, 1995 had 40 banking locations, compared to 26 locations at June 30, 1994.

     The Company recently announced plans to re-focus on cost reduction and revenue enhancement with a target efficiency ratio of 62% achieved by the first quarter of 1996. This goal will be achieved through on-going efforts to enhance revenue growth while achieving operational efficiencies through acquisition consolidation, re-engineering of work flows and normal employee attrition.

INCOME TAXES
- ------------

     The provision for income taxes was $2.5 million for the second quarter of 1995 and $5.0 million for the first six months of 1995. This compares with $1.6 million and $2.8 million, respectively, for the comparable periods in 1994. The effective tax rates for these periods in 1995 were 37.3% and 37.7%, respectively. The effective tax rates in 1994 were 35.9% and 35.0%. The increase in the Company's effective tax rate between these two periods is primarily attributable to the decrease in nontaxable income in 1995 relative to the Company's earnings.


                                       (17)

FINANCIAL CONDITION
- -------------------

SECURITIES
- ----------

     The Company's securities portfolio increased by $16.9 million between December 31, 1994 and June 30, 1995. The increase was due to the addition of $54.0 million in securities from 1995 acquisitions. Excluding these transactions, the Company had year to date maturities and repayments totaling $45.3 million and $8.0 million in purchases.

     At June 30, 1995 and December 31, 1994, the held to maturity securities had an estimated unrealized pretax loss of $2.2 million and $12.5 million, respectively.

     At June 30, 1995, the available for sale securities portfolio had an unrealized pretax loss of $43,000 or a net of tax loss of $22,000. This net loss has been reported as a separate component of shareholders' equity. At December 31, 1994 the pretax loss in this segment of the portfolio was $721,000 with a net of tax loss of $421,000.

     The amortized cost and estimated market value of securities excluding equity securities, which have no contractual maturity, at June 30, 1995 by contractual maturity are shown in the following table. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For asset/liability purposes, the Company monitors these securities with consideration of prepayment assumptions. Yields have been calculated by dividing the taxable-equivalent interest income, including discount or premium by the book value. Yields on nontaxable securities of states and political subdivisions were presented on a taxable-equivalent basis using a marginal tax rate of 34%.

                                                                    Securities Available for Sale
                                          -----------------------------------------------------------------------------
                                               Within 1         1 to 5        5 to 10       After 10
(Dollars in thousands)                           Year           Years          Years         Years          Total
                                               --------         ------        -------       --------        -----
U.S. Treasury
  securities                                    $24,397         $8,763         $   --        $   --        $33,160
Securities of U.S.
  Government agencies and
  corporations                                    3,003          2,964                        1,833          7,800
Obligations of states
  and political sub-
  divisions                                         100            225            723           135          1,183
Corporate and Federal
  Reserve Bank Stock                                 --          1,500             --         1,092          2,592
                                                -------        -------         ------        ------        -------
  Total                                         $27,500        $13,452         $  723        $3,060        $44,735
                                                -------        -------         ------        ------        -------
                                                -------        -------         ------        ------        -------

Weighted average yield                            5.30%          6.38%          8.33%         6.32%          5.37%
                                                -------        -------         ------        ------        -------
                                                -------        -------         ------        ------        -------

Market value                                    $27,430        $13,487         $  721        $3,108        $44,746
                                                -------        -------         ------        ------        -------
                                                -------        -------         ------        ------        -------

                                      (18)

                                                                     Securities Held to Maturity
                                               --------------------------------------------------------------------
                                               Within 1         1 to 5        5 to 10       After 10
(Dollars in thousands)                           Year           Years          Years         Years          Total
                                               --------         ------        -------       --------        -----
U.S. Treasury securities                        $15,080        $ 57,097       $    --        $    --       $ 72,177
Securities of U.S.
Government agencies
  and corporations                                7,498          54,618        42,603         26,614        131,333
  Obligations of states
  and political subdivisions                     10,778          32,405        13,975          1,660         58,818
Other securities                                     --             150            --             --            150
                                                -------        --------      --------        -------       --------
  Total                                         $33,356        $144,270       $56,578        $28,274       $262,478
                                                -------        --------      --------        -------       --------
                                                -------        --------      --------        -------       --------
Weighted average yield                            5.72%           6.13%         6.59%          6.97%          6.26%
                                                -------        --------      --------        -------       --------
                                                -------        --------      --------        -------       --------
Market Value                                    $33,296        $143,745       $55,620        $27,578       $260,239
                                                -------        --------      --------        -------       --------
                                                -------        --------      --------        -------       --------


LOAN PORTFOLIO
- --------------

     The Company's loan portfolio consists primarily of commercial and industrial loans, real estate 1-4 family residential properties, other commercial real estate mortgages, construction and land development loans, consumer installment loans and individual lines of credit. The following table presents the loan mix at June 30, 1995 and December 31, 1994:

                                             $                                %
                                   ----------------------            -------------------
(In thousands)                     06/30/95      12/31/94            06/30/95   12/31/94
                                   --------      --------            --------   --------
Real estate -
  Construction and
  land development                 $  118,307    $ 99,975              11.5%      11.0%
  Secured by 1-4 family
    residential properties            364,942     347,093              35.3       38.0
  Other real estate mortgages         231,777     186,638              22.4       20.4
Loans held for sale                     4,279       1,268               0.4        0.1
Commercial and industrial             181,575     159,266              17.6       17.4
Consumer                              132,293     119,236              12.8       13.1
                                   ----------    --------             -----      -----
  Total loans                      $1,033,173    $913,476             100.0      100.0
                                   ----------    --------             -----      -----
                                   ----------    --------             -----      -----

     The Company's loan portfolio increased by $119.7 million or 13.1% at June 30, 1995 compared to December 31, 1994. This increase was primarily attributable to 1995 acquisitions. Included in the commercial and industrial loan totals were agricultural loans of $17.9 million and $18.8 million at June 30, 1995 and December 31, 1994, respectively. Agricultural loans consist of loans to finance agricultural production and other loans to farmers. Agricultural loans that are primarily secured by real estate (farmland) are included in other real estate mortgages.

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


                                      (19)

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

NONACCRUAL LOANS, RESTRUCTURED LOANS AND FORECLOSED ASSETS
- ----------------------------------------------------------

     The following table presents the Company's nonaccrual and restructured loans and foreclosed assets at June 30, 1995 and December 31, 1994. Classification of a loan as nonaccrual or restructured does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part.

                                          June 30,    December 31,
(Dollars in thousands)                       1995            1994
                                           -------         -------
Nonaccrual loans                           $ 9,803         $ 8,751
Restructured loans                           2,561           4,285
                                           -------         -------
  Total nonperforming loans                 12,364          13,036
Foreclosed assets                            4,264           2,415
                                           -------         -------
  Total nonperforming assets               $16,628         $15,451
                                           -------         -------
                                           -------         -------

Nonperforming loans as a percentage of
  total loans                                 1.2%            1.4%
Nonperforming assets as a percentage of
  total loans and foreclosed assets           1.6%            1.7%
Loans past due 90 days and still accruing
  interest                                 $ 1,227         $   659
Foregone interest                          $   467         $   665

     Effective January 1, 1995, the Company adopted Statement of Financial Account Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114). The adoption of SFAS No. 114 has not affected the Company's policy for placing loans on nonaccrual status. The Company generally identifies loans to be evaluated for impairment when such loans are on nonaccrual or have been restructured. Loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against interest income. Any interest or principal payments received on a nonaccrual loan is normally applied as a principal reduction. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past


                                      (20)
due and unpaid or when it otherwise becomes well secured and in the process of collection. In a case where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (i.e., the reduction of either interest or principal or other such modifications that the Company would not otherwise consider), the loan is classified as a restructured loan. If the borrower is not able to meet the revised payment schedule and the loan becomes delinquent, the loan is placed on nonaccrual status.

     The increase in nonaccrual loans between the two periods is primarily acquisition related. Restructured loans are principally three credits, a residential lot development loan (of which $1.6 million was reduced from the December 31, 1994 balance) and two commercial real estate properties. All loans in this category are currently performing according to their respective revised terms and are yielding a market rate.

     Foreclosed assets include property acquired through foreclosure. These properties are carried at the lower of (I) fair value less estimated costs to sell or (ii) the recorded cost of the asset. Upon foreclosure, any necessary write-downs are charged to the allowance for loan losses. The difference between cost and fair value less estimated cost to sell, if lower, is recorded as a valuation allowance. Subsequent declines in the fair value of the property are recorded as an addition to the valuation allowance. The increase of $1.8 million in foreclosed assets between December 31, 1994 and June 30, 1995 was entirely from residential properties, both single family homes and residential lot developments.

     Loans 90 days or more past due and still accruing at June 30, 1995 were $1.2 million, up $568,000 from the December 31, 1994 total of $659,000. All loans in this category are well secured or in the process of collection.

     Management is not aware of any significant potential problem loans which have not otherwise been disclosed as a nonaccrual or restructured loan at June 30, 1995, in which there is known information about possible credit problems of a borrower that has caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

DEPOSITS
- --------

     Total deposits increased to $1.38 billion at June 30, 1995 from $1.18 billion at December 31, 1994. Average daily deposits, along with the average rates paid thereon, for the three and six months ended June 30, 1995 and 1994 on an annualized basis are summarized on the following table:

                                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                             ------------------------------------------    --------------------------------------
                                                   1995                      1994                  1995                 1994
                                             ------------------    -------------------     ------------------    ----------------
(Dollars in thousands)                       Amount       Rate     Amount        Rate      Amount       Rate     Amount      Rate
                                             ------       ----     ------        ----      ------       ----     -------     ----
Noninterest-bearing demand                  $  223,871      --%    $205,785        --%     $  223,414      --%    $204,789     --%
Savings and interest-bearing demand            531,929    2.22      484,824      2.05         533,458    2.37      477,158   2.06
Time certificates, $100,000 or more             84,523    5.16       64,550      3.08          82,453    4.60       63,469   3.18
Other time                                     425,345    4.50      194,512      4.00         410,925    5.37      195,857   3.95
                                            ----------    -----    --------      -----     ----------    -----    --------   -----
  Total                                     $1,265,668    3.23%    $949,671      2.08%     $1,250,250    3.09%    $941,273   2.08%
                                            ----------    -----    --------      -----     ----------    -----    --------   -----
                                            ----------    -----    --------      -----     ----------    -----    --------   -----


                                      (21)

     The total amount held in the accounts of any single depositor is not material in relationship to total deposits.

ASSET/LIABILITY MANAGEMENT
- --------------------------

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

INTEREST RATE RISK
- ------------------

     One of the principal objectives of asset/liability management is to manage the risks associated with changing interest rates and their impact on earnings. The ALCO regularly evaluates and sets predetermined limits on the sensitivity of each Bank's net interest income to changes in interest rates.

     Interest rate risk can be viewed from a variety of perspectives, including the sensitivity of earnings to rate movements and the sensitivity of the market value of the Company's equity to changes in interest rates. One way to measure how a change in interest rates will impact net interest income in specific time frames is through a cumulative gap analysis. Traditional gap analysis represents interest rate risk in terms of the mismatch between the stated repricing of the Company's earning assets and interest-bearing liabilities within defined time periods. As shown in the following table, at June 30, 1995, the cumulative one-year contractual gap for the Company was a negative $103.2 million, or (7.4%) of earning assets. In other words, 7.4% of the Company's interest-bearing liabilities has the potential to reprice or mature more quickly than its earning assets in one year.


                                     (22)

                                                             Interest Rate Sensitivity
                                            --------------------------------------------------------------------
                                            0-3         >3-12        >1-5        >5         Non-
(Dollars in thousands)                      months      months       years       years      market       Total
                                            --------------------------------------------------------------------
ASSETS
Federal funds sold                       $  41,545    $      --    $     --    $     --   $      --   $   41,545
Securities(1)                               42,955       40,170     139,034      84,012       8,137      314,308
Loans(2)                                   478,065      308,332     159,218      77,755       9,803    1,033,173
                                         -----------------------------------------------------------------------
  Total earning assets                     562,565      348,502     298,252     161,767      17,940    1,389,026
Noninterest-earning assets                      --           --          --          --     127,911      127,911
                                         -----------------------------------------------------------------------
  Total assets                             562,565      348,502     298,252     161,767     145,851    1,516,937
                                         -----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Savings and interest-bearing
    demand deposits                      $ 568,431    $     --     $     --    $     --    $     --   $  568,431
  Time certificates, $100,000
    or more                                 45,723      56,611       22,190         200          --      124,724
  Other time                               107,421     235,759       90,586         441          --      434,207
                                         -----------------------------------------------------------------------
  Total interest-bearing
    deposits                               721,575     292,370      112,776         641          --    1,127,362
Borrowed funds                                 348          --           --          --          --          348
                                         -----------------------------------------------------------------------
  Total interest-bearing
    liabilities                            721,923     292,370      112,776         641          --    1,127,710
                                         -----------------------------------------------------------------------
Noninterest-bearing liabilities                 --          --           --          --     265,296      265,296
Shareholders' equity                            --          --           --          --     123,931      123,931
                                         -----------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   721,923     292,370      112,776         641     389,227    1,516,937
                                         -----------------------------------------------------------------------
Incremental gap                           (159,358)     56,132      185,476     161,126    (243,376)          --
                                         -----------------------------------------------------------------------
Cumulative gap                           $(159,358)  $(103,226)     $82,250    $243,376          --
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------

% to earning assets                         (11.5%)      (7.4%)        5.9%       17.5%
                                         -------------------------------------------------------------
                                         -------------------------------------------------------------

- ----------
(1)The nonmarket column consists of Federal Reserve Bank stock
(2)The nonmarket column consists of nonaccrual loans of $9,803


     Over the short period (one year or less) changes in interest rates affect net interest income to the extent that there is a timing difference between the repricing of assets and liabilities. For instance, if more liabilities than assets reprice during a time period, such as the Company's gap analysis indicates, given a rising rate environment, net interest income will have a tendency to decrease if the assets and liabilities reprice in rate by approximately the same amount. Conversely, if an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its liabilities maturing or repricing is less than the amount of its assets also maturing or repricing during the same period, net interest income would benefit from a rising rate environment. Generally, in a falling interest rate environment, a


                                      (23)
negative gap should result in an increase in net interest income, and in a rising interest rate environment, a negative gap should adversely affect net interest income. The converse would be true for a positive gap.

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

LIQUIDITY
- ---------

     Liquidity is defined as the Company's ability to provide funds to meet customers' loan and deposit needs and to fund operations in the most timely and cost effective basis. The Company's liquidity is measured and managed on a individual bank basis. The holding company (parent) is funded primarily by dividends and management fee income from its subsidiaries.

     Core deposits have historically provided the Company with funding sources. The Company also utilizes repurchase agreements. In addition, the Banks have informal federal funds borrowing arrangements with correspondents banks to meet unforeseen deposit outflows. At June 30, 1995 and December 31, 1994, the Company's loan to deposit ratio was 74.6% and 77.4%, respectively.

CAPITAL
- -------

     The Company reviews various capital adequacy ratios on a quarterly basis to ensure that each banking subsidiary and the consolidated Company are within established internal and external guidelines. The Company and its banking subsidiaries are subject to risk-based capital regulations.


                                      (24)

These guidelines are used to evaluate capital adequacy and are based on an institution's balance sheet risk and off-balance sheet risk. Current regulations define capital adequacy into five categories; well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized. Each of these capital categories have predefined risk-based capital ratio minimums. At June 30, 1995 and December 31, 1994, the capital ratios of the Company exceeded the "well capitalized" threshold as prescribed by banking regulators. An institution's deposit insurance premiums are determined through a matrix based on the institution's capital category and supervisory subgroup. Any reduction in an institution's capital category can significantly increase premiums.

     The following table presents the Company's capital positions at June 30, 1995 and December 31, 1994, including the risk-based capital ratio and leverage ratio.

(Dollars in thousands)                     June 30,      December 31,
                                             1995           1994
                                           --------      ------------
Tier 1:
  Shareholders'equity                    $  123,931        $112,243
  Less: Intangibles                          (7,313)           (906)
  Add: Unrealized losses on securities
    available for sale                           22             421
                                         ----------        --------
    Total Tier 1 capital                    116,640         111,758
Tier 2 capital                               12,822          11,042
                                         ----------        --------
    Total risk-based capital             $  129,462        $122,800
                                         ----------        --------
                                         ----------        --------
Risk-adjusted assets                     $1,025,747        $883,325
                                         ----------        --------
                                         ----------        --------

Tier 1 capital/risk-adjusted assets
    Capital ratio                            11.37%          12.65%
    Minimum ratio                             4.00%           4.00%
Total risk-based capital/risk-
  adjusted assets
    Capital ratio                            12.62%          13.90%
    Minimum                                   8.00%           8.00%
Leverage ratio(1)                             8.28%          10.27%

- ----------
(1) Had Centennial Bank's assets been combined with the Company's for the full quarter, the leverage ratio as of June 30, 1994 would have been approximately 7.64%.


     The Company regularly evaluates opportunities for expansion through merger and acquisition. Such transactions, if any, in the future could involve capital commitments giving rise to a need for additional capital.


                                      (25)

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------
               None

Item 2.  CHANGES IN SECURITIES
         ---------------------

     On June 30, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $2.50 per share (the "Common Shares"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Shares"), of the Company at a price of $75 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of June 30, 1995 (the "Rights Agreement") between the Company and First Interstate Bank of California, as Rights agent (the "Rights Agent").
A copy of the Rights Agreement is on file with the Commission. Because of the nature of the dividend, liquidation and voting rights of the Preferred Shares, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

     In the event that any person or group of affiliated persons (an "Acquiring Person") becomes the beneficial owner of 10% or more of the outstanding Common Shares (except in a transaction approved by the independent directors of the Company), each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares (or, in the event that there are insufficient authorized Common Shares, substitute consideration such as cash, property, or other securities of the Company, including Preferred Shares) having a market value of two times the exercise price of the Right. The effect is to provide for substantial dilution of the shares held by the Acquiring Person; this will in turn encourage potential acquirors to discuss their intentions with the Board of Directors and allow the Board to play an active role in a transaction that may affect the value of stockholder interests.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

               None


                                      (26)

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     At the Annual Meeting of Stockholders, held May 17, 1995, the following proposal was submitted to an approved by the Stockholders as indicated.

          (a)  Election of Directors

          Dale C. Adams, Harry A. Avila, Wayne W. Bennett, Richard J. Clancy, Joseph P. Colmery, Keith S. Fraser, Donald J. Gehb, Thomas F. Matthews, James L. McKenna, Jr., Ralph N. Mendelson, Harry R. Sheppard and A. Steve Simi.

          At least 7,721,174 shares were voted for each of the aforementioned
                   ---------
persons as Directors.

Item 5.  OTHER INFORMATION
         -----------------

               None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
               (a)  Exhibits

                    11 Computation of Earnings Per Share

               (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on July 6, 1995, concerning its adoption on June 30, 1995, of a Rights Agreement, which is described briefly in
Item 2 above.


                                      (27)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           California Bancshares, Inc.
                         ------------------------------
                                  (Registrant)


Date:  August 7, 1995         /s/ Joseph P. Colmery
                              -------------------------------------------------
                              Joseph P. Colmery
                              President/Chief Executive Officer
                              (Principal Executive Officer)



Date:   August 7, 1995        /s/ Vincent M. Leveroni
                              --------------------------------------------------
                              Vincent M. Leveroni
                              Exec. Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)


                                      (28)

                           CALIFORNIA BANCSHARES, INC.
                                  EXHIBIT INDEX


     Exhibit                                           Page
     Number                 Description                Number
     -------                -----------                ------

     11             Computation of Earnings Per Share   30

     27             Financial Data Schedule


                                      (29)