Form 10-Q
period 1995-09-30
CALIFORNIA BANCSHARES INC
filed 1995-11-14
CIK 318779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                    to
                                    ------------------    ---------------------

                          Commission file number 0-9584


                           CALIFORNIA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               94-2147553
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              100 PARK PLACE, STE 140, SAN RAMON, CALIFORNIA 94583
             (Address of principal executive offices)     (Zip Code)


                                 (510) 743-4200
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X   NO
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT OCTOBER 26, 1995
    Common Stock, $2.50 par value                      10,042,552

This report contains a total of  29  pages.

                           CALIFORNIA BANCSHARES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I -       FINANCIAL STATEMENTS

Item 1.        Financial Statements

               Consolidated Balance Sheet. . . . . . . . . . . . . . . . .   3
               Consolidated Statement of Income. . . . . . . . . . . . . .   4
               Consolidated Statement of Cash Flows. . . . . . . . . . . .   5
               Notes to Consolidated Financial Statements. . . . . . . . .   6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Financial Highlights. . . . . . . . . . . . . . . . . . . .   9
               Overview. . . . . . . . . . . . . . . . . . . . . . . . . .   10
               Results of Operations
                Net Interest Income. . . . . . . . . . . . . . . . . . . .   10
                Allowance and Provision for Loan Losses. . . . . . . . . .   15
                Noninterest Income . . . . . . . . . . . . . . . . . . . .   16
                Noninterest Expense. . . . . . . . . . . . . . . . . . . .   16
                Income Taxes . . . . . . . . . . . . . . . . . . . . . . .   17
               Financial Condition
                Securities . . . . . . . . . . . . . . . . . . . . . . . .   18
                Loan Portfolio . . . . . . . . . . . . . . . . . . . . . .   19
                Nonaccrual Loans, Restructured Loans
                 and Foreclosed Assets . . . . . . . . . . . . . . . . . .   20
                Deposits . . . . . . . . . . . . . . . . . . . . . . . . .   21
               Asset/Liability Management
                Interest Rate Risk . . . . . . . . . . . . . . . . . . . .   22
                Liquidity. . . . . . . . . . . . . . . . . . . . . . . . .   24
                Capital. . . . . . . . . . . . . . . . . . . . . . . . . .   24


PART II -      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27


                                       (2)

ITEM 1. Financial Statements
California Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(In thousands except share amounts)


                                                     September 30,  December 31,
                                                     -------------  ------------
                                                         1995           1994
                                                     -------------  ------------
ASSETS
Cash and due from banks                                 $69,229        $66,587
Federal funds sold                                       87,055         14,800
                                                     ----------     ----------
  Total cash and cash equivalents                       156,284         81,387

Securities:
  Available for sale                                     42,829         51,426
  Held to maturity (approximate market values
    of $253,900-1995 and $233,479-1994)                 255,624        245,984
                                                     ----------     ----------
      Total securities                                  298,453        297,410

Loans                                                 1,028,143        913,476
  Less: Allowance for loan losses                       (15,156)       (12,822)
                                                     ----------     ----------
    Net loans                                         1,012,987        900,654

Premises and equipment, net                              20,566         17,329
Interest receivable and other assets                     36,508         32,709
                                                     ----------     ----------
TOTAL ASSETS                                         $1,524,798     $1,329,489
                                                     ----------     ----------
                                                     ----------     ----------


LIABILITIES
Deposits:
  Non interest-bearing demand                          $269,083       $228,211
  Savings and interest-bearing demand                   561,757        519,431
  Time certificates, $100,000 or more                   126,821         86,338
  Other time                                            429,960        345,737
                                                     ----------     ----------
    Total deposits                                    1,387,621      1,179,717

Borrowed funds                                              ---         29,747
Interest payable and other liabilities                    9,799          7,782
                                                     ----------     ----------
  Total liabilities                                   1,397,420      1,217,246
                                                     ----------     ----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Shares authorized: 2,000,000
  Shares issued: none                                       ---            ---
Common stock, $2.50 par value
  Shares authorized: 16,000,000
  Shares issued and outstanding: 1995 - 10,033,887
                                 1994 -  9,353,000       25,085         23,383
Capital surplus                                          38,294         35,707
Unrealized gain (loss) on securities available for
      sale, net                                             100           (421)
Retained earnings                                        63,899         53,574
                                                     ----------     ----------
    Total shareholders' equity                          127,378        112,243
                                                     ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,524,798     $1,329,489
                                                     ----------     ----------
                                                     ----------     ----------


                 See Notes to Consolidated Financial Statements


                                       (3)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
For the Three and Nine Month Periods Ended September 30, 1995 and 1994 (In thousands)


                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                            1995      1994      1995      1994
                                          --------  --------  --------  --------
INTEREST INCOME
Loans                                     $24,771   $15,016   $69,123   $42,329
Securities:
  Taxable                                   3,624     3,643    10,835    10,337
  Exempt from Federal income taxes            584       684     1,824     2,098
Other interest income                       1,347       431     2,816     1,302
                                          -------   -------   -------   -------
  Total interest income                    30,326    19,774    84,598    56,066
                                          -------   -------   -------   -------

INTEREST EXPENSE
Interest on deposits:
  Savings and interest-bearing demand       3,322     2,474     9,602     7,355
  Time certificates, $100,000 or more       1,550       656     3,457     1,658
  Other time                                6,652     2,057    17,593     5,892
                                          -------   -------   -------   -------
  Total interest on deposits               11,524     5,187    30,652    14,905
Interest on borrowed funds                    ---        34       729        89
                                          -------   -------   -------   -------
  Total interest expense                   11,524     5,221    31,381    14,994
                                          -------   -------   -------   -------

  Net interest income                      18,802    14,553    53,217    41,072
Provision for loan losses                     445       425     1,045     1,480
                                          -------   -------   -------   -------
  Net interest income after provision
    for loan losses                        18,357    14,128    52,172    39,592
                                          -------   -------   -------   -------

NONINTEREST INCOME
Service charges on deposit accounts         1,496     1,166     4,156     3,281
Loss on sale of securities available
    for sale                                  ---        (7)      ---       (18)
Other operating income                      1,115       565     2,715     2,175
                                          -------   -------   -------   -------
  Total noninterest income                  2,611     1,724     6,871     5,438
                                          -------   -------   -------   -------

NONINTEREST EXPENSE
Salaries and employee benefits              7,357     5,820    20,566    16,841
Occupancy expense                           1,203       847     3,407     2,515
Equipment expense                             932       944     2,829     2,485
Other operating expense                     3,528     3,292    11,106    10,252
                                          -------   -------   -------   -------
  Total noninterest expense                13,020    10,903    37,908    32,093
                                          -------   -------   -------   -------

Income before provision for income taxes    7,948     4,949    21,135    12,937
Provision for income taxes                  3,206     1,852     8,183     4,644
                                          -------   -------   -------   -------

NET INCOME                                 $4,742    $3,097   $12,952    $8,293
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

PER SHARE
  Net Income                                $0.47     $0.33     $1.29     $0.89
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

  Dividends declared                        $0.18     $0.14     $0.54     $0.41
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

  Weighted average shares outstanding      10,032     9,362    10,003     9,364
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------


                 See Notes to Consolidated Financial Statements


                                       (4)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Nine Month Period Ended September 30, 1995 and 1994
(In thousands)


                                                           1995           1994
                                                        ----------     ---------
Cash flows from operating activities:
Net income                                               $12,952        $ 8,293
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          2,519          2,157
    Provision for loan losses                              1,045          1,480
    Net loss on sales of securities                          ---             18
    Net gain on sales of premises and equipment and
      foreclosed assets                                     (317)           (36)
    Gain on sale of loans                                   (791)          (688)
    Provision for foreclosed assets                          314            122
    Net (additions) proceeds from sales of mortgages
      held for sale                                       (4,614)         2,399
    Net change in interest receivable, other assets
      interest payable and other liabilities               2,790         (4,025)
                                                       ---------      ---------

    Net cash provided by operations                       13,898          9,720
                                                       ---------      ---------

Cash flows from investing activities:
Securities:
    Held to Maturity:
      Proceeds from prepayments and maturities            41,144         51,860
      Purchases                                          (23,777)       (64,136)
    Available for Sale:
      Sales                                                8,838            ---
      Proceeds from prepayments and maturities            31,268         19,500
      Purchases                                           (4,134)       (24,102)
Loans made to customers less principal payments
  collected                                               (5,255)       (39,048)
Proceeds from sale of loans held for investment            5,855          2,520
Net cash provided by acquisitions                          3,651            ---
Net change in interest-bearing time deposits                 ---            300
Capital expenditures                                      (2,652)        (1,741)
Proceeds from sales of premises and equipment                  8              7
Proceeds from sales of foreclosed assets                   2,388          1,383
                                                       ---------      ---------

    Net cash provided by (used in) investing
      activities                                          57,334        (53,457)
                                                       ---------      ---------

Cash flows from financing activities:
Net increase in deposits                                  37,784         31,425
Net decrease in borrowed funds                           (29,747)           ---
Cash dividends paid                                       (4,911)        (3,358)
Proceeds from issuance of common stock for stock
  options exercised and dividend reinvestment plan         1,302          1,741
Repurchase of common stock                                  (763)        (1,366)
                                                       ---------      ---------

    Net cash provided by financing activities              3,665         28,442
                                                       ---------      ---------

Net change in cash and cash equivalents                   74,897        (15,295)
Cash and cash equivalents at beginning of year            81,387        114,318
                                                       ---------      ---------
Cash and cash equivalents at end of period              $156,284        $99,023
                                                       ---------      ---------
                                                       ---------      ---------

Supplemental disclosure on non-cash investing
  activities:
    Loans transferred to foreclosed assets                $2,173         $1,016
                                                       ---------      ---------
                                                       ---------      ---------

Supplemental disclosure of cash flow information:
    Cash paid during the period for :
    Interest                                             $30,672        $15,044
                                                       ---------      ---------
                                                       ---------      ---------

    Income taxes                                          $6,868         $3,915
                                                       ---------      ---------
                                                       ---------      ---------


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

    The unaudited financial statements of the Company include the accounts of California Bancshares, Inc. and its banking subsidiaries, Alameda First National Bank, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Centennial Bank, Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank (collectively, the Banks), and non-bank subsidiaries, CBI Mortgage, Island Bancorp. Leasing, Inc. and LNB Corp.

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

2.  ACQUISITIONS:

    On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc., the holding company for Centennial Bank. Centennial Bank, located in Castro Valley, California, had assets of $118 million at June 30, 1995. This acquisition was accounted for as a purchase and accordingly, the results of operations, which are not material to the consolidated financial statements, are included in the Company's consolidated financial statements from the acquisition date. The total cost of the acquisition was $16.25 million in cash. The excess of the purchase price over fair value of net assets acquired was $5.1 million.

    On January 31, 1995, the Company completed the acquisition of Bank of Livermore (Livermore), which was subsequently merged with another of the
    Company's subsidiaries.   Livermore had $71 million in total assets at
    December 31, 1994. The Company issued 633,908 shares of common stock valued at approximately $10.9 million at the time of the transaction. The acquisition of Livermore was accounted for as a pooling-of-interests. Livermore is not material to the financial condition or operating results of the Company, and therefore, prior period balances were not restated. However, 1995 amounts were adjusted to reflect the transaction as if it had occurred January 1, 1995.


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

    The Company measures the impairment of a loan when and while a loan is on nonaccrual or the loan has been restructured. The amount of impairment is calculated by the Company using discounted cash flows, except when the source of repayment for the loan is through the liquidation of the underlying collateral. For these loans, the net realizable value of the collateral (current fair value less estimated costs to sell) is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, the Company recognizes such impairment by creating or adjusting the existing allowance for loan losses. If full collection is uncertain, cash receipts are applied first to principal, then to recovery of amounts previously charged off, then to interest income.

    The following table presents the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at September 30, 1995:


                                                                      Related
                                                    Recorded        SFAS No. 114
                                                 investment in     allowance for
    (In thousands)                               impaired loans     loan losses
                                                 --------------    -------------
    Impaired loans with a required allowance          $2,577           $678
    Impaired loans not requiring an allowance          8,258            ---
                                                     -------           ----
      Total                                          $10,835           $678
                                                     -------           ----
                                                     -------           ----


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

    Amounts of these financial instruments at September 30, 1995 and December 31, 1994 are summarized below:



    (In thousands)                                      1995            1994
                                                     ----------      ----------
    Commitments to extend credit                      $243,579        $195,217
    Standby letters of credit                            8,160           5,837


    The Company and its subsidiaries, in the ordinary course of business, are defendants in various legal proceedings. Management believes the aggregate contingent liability, if any, will not materially affect the Company's financial position.

    The California franchise tax returns for the Company for the years 1977 through 1979, 1983 and 1984 have been examined by the California Franchise Tax Board. These examinations have resulted in the assessment of additional taxes, principally relating to the tax treatment of direct financing leases. Management does not believe that the resolution of the issue will have a material adverse effect on the Company's financial position.

5.  ACCOUNTING CHANGE:

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". This Statement establishes an alternative method for accounting for stock based-compensation plans and encourages employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB No. 25), "Accounting for Stock Issued to Employees". SFAS No. 123 establishes a fair value based accounting method for stock-based compensation arrangements. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income; however, they must apply the disclosure requirements of SFAS No. 123.

    The recognition provisions may be adopted immediately and apply to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. The disclosure requirements of this Statement are effective January 1, 1996; earlier application of the disclosure requirements is encouraged.


                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL HIGHLIGHTS


                                                         Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                         ----------------------------      ---------------------------
(Dollar amounts in thousands except per share data)          1995           1994               1995           1994
                                                         ------------   ------------       ------------   ------------
FOR THE PERIOD
Net interest income on a taxable- equivalent basis           $19,104       $14,906             $54,159        $42,154
Less: Taxable-equivalent adjustments                            (302)         (353)               (942)        (1,082)
Provision for loan losses                                       (445)         (425)             (1,045)        (1,480)
                                                          ----------    ----------          ----------     ----------
  Net interest income after provision for loan
    losses                                                    18,357        14,128              52,172         39,592
Noninterest income                                             2,611         1,724               6,871          5,438
Noninterest expense                                          (13,020)      (10,903)            (37,908)       (32,093)
Provision for income taxes                                    (3,206)       (1,852)             (8,183)        (4,644)
                                                          ----------    ----------          ----------     ----------

Net income                                                    $4,742        $3,097             $12,952         $8,293
                                                          ----------    ----------          ----------     ----------
                                                          ----------    ----------          ----------     ----------

Net income per share                                           $0.47         $0.33               $1.29          $0.89
                                                          ----------    ----------          ----------     ----------
                                                          ----------    ----------          ----------     ----------

FINANCIAL RATIOS
Return on average assets(1)                                    1.23%         1.14%               1.20%          1.04%
Return on average equity(1)                                    14.93         11.14               14.15          10.20
Average shareholders' equity to average assets                  8.24         10.26                8.49          10.24
Total risk-based capital ratio(2)                              13.13         16.60               13.13          16.60
Net interest margin (TE)(1)                                     5.34          5.95                5.41           5.75


                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                              1995            1994
                                                                                           ------------   ------------
AT PERIOD END
Loans                                                                                       $1,028,143       $641,989
Allowance for loan losses                                                                       15,156         10,038
Assets                                                                                       1,524,798      1,081,548
Shareholders' equity                                                                           127,378        110,833
Deposits                                                                                     1,387,621        965,158

STOCK DATA
Book value per common share                                                                     $12.69         $11.82
Common stock price range:
     High                                                     23 1/2        19 1/4              23 1/2         19 1/4
     Low                                                      19 3/4            17              16 1/2         14 1/2
Closing common stock price                                    21 1/4        18 1/2              21 1/4         18 1/2
Average common shares outstanding (000's)                     10,032         9,362              10,003          9,364
Number of common shares outstanding at period
     end (000)'s                                              10,034         9,376              10,034          9,376
Dividend payout ratio                                          38.3%         42.4%               41.9%          46.1%



-------------------------

     (1)Annualized

     (2)Tier 1 and Tier 2 capital.


                                      (9)

OVERVIEW

    Net income for the third quarter of 1995 was $4.7 million ($0.47 per share), a 53.1% increase from the $3.1 million ($0.33 per share) reported for the same period in 1994. For the nine months ended September 30, 1995 and 1994 net income was $13.0 million ($1.29 per share) and $8.3 million ($0.89 per share), respectively.

    The return on average assets for the three and nine months ended September 30, 1995 was 1.23% and 1.20%, respectively, up from 1.14% and 1.04% for the like periods in 1994. Return on average shareholders' equity for the three and nine months ended September 30, 1995 was 14.93% and 14.15%, respectively, compared to 11.14% and 10.20% for the comparable periods in 1994.

    On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc., the holding company for Centennial Bank. This acquisition was accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements from the acquisition date. On January 31, 1995, the Company acquired Bank of Livermore, in a transaction accounted for as a pooling-of-interests. Bank of Livermore is not material to the consolidated financial condition or operating results of the Company, and therefore, prior period balances have not been restated. However, 1995 amounts were adjusted to reflect the transaction as if it occurred
January 1, 1995. Bank of Livermore was subsequently merged with another of the Company's bank subsidiaries. On December 2, 1994, the Company acquired Old Stone Bank of California, F.S.B. (Old Stone), which was merged into an existing subsidiary. This transaction was accounted for using the purchase method. Subsequent to the acquisition, the results of operations of Old Stone were combined with the Company's. When appropriate, this analysis discusses the impact of these transactions so meaningful comparisons can be made.

    The following discusses significant areas , including the above mentioned acquisitions, that have affected the Company's results of operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 and financial condition at September 30, 1995 as compared to December 31, 1994.


RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income on a taxable-equivalent basis was $19.1 million and $54.2 million for the three and nine month periods of 1995, respectively, compared with $14.9 million and $42.2 million for the like periods in 1994. The increase in net interest income between these periods is primarily attributable to increases in loan volume. Average loans outstanding for the third quarter of 1995 increased by $398.0 million (63.1%) compared to 1994 and $359.7 million (58.6%) for the first nine months of 1995 compared to 1994. This increase was principally related to the Company's acquisitions. Rising interest rates also helped increase the yields on the Company's earning assets but were offset by increases on deposit rates. In addition, the Company's interest-bearing liabilities volume also increased substantially in 1995 compared to 1994 which was also acquisition related.


                                      (10)

    The net interest margin on a taxable-equivalent basis decreased to 5.34% for the third quarter of 1995 and 5.41% for the nine months ended September 30, 1995 compared with 5.95% and 5.75% for the same periods in 1994. While the average yield on the Company's earning assets have improved by 54 basis points and 74 basis points, respectively, these increases have not kept pace with the rates paid on interest-bearing liabilities, which increased 128 basis points in the third quarter of 1995 compared to 1994 and 120 basis points for the first nine months of 1995 compared to 1994. The decrease in the Company's net interest margin between the periods presented was principally related to the acquisition of Old Stone Bank. This savings and loan association historically operated with a lower net interest margin than the Company's other community banks.

    The following tables present the Company's consolidated average balance sheets including average yields and rates on a taxable-equivalent basis for the three and nine month periods ended September 30, 1995 and 1994 (Table A) and the approximate effect on net interest income of volume and rate changes from these periods (Table B). The change in interest due to both rate and volume has been allocated to change due to rate and change due to volume in proportion to the relationship of absolute dollar amounts of change in each.


                                      (11)


                                                                                    Three Months Ended September 30,
                                                                      ------------------------------------------------------------
                                                                                 1995                              1994
                                                                      --------------------------        --------------------------
     TABLE A                                                         Average              Yields       Average              Yields
(Dollars in thousands)                                               Balance   Interest  & Rates       Balance   Interest  & Rates
                                                                   ----------  --------  -------     ----------  --------  -------
ASSETS:
Federal funds sold                                                    $94,715    $1,347    5.56%        $38,022      $431    4.53%
Securities:
  Taxable                                                             251,857     3,624     5.71        274,163     3,643     5.27
  Non-taxable (TE)(1)                                                  43,368       886     8.17         50,955     1,037     8.14
                                                                   ----------   -------     ----     ----------   -------     ----
    Total securities(1)                                               295,225     4,510     6.06        325,118     4,680     5.71
Loans(2)                                                            1,028,694    24,771     9.55        630,681    15,016     9.45
                                                                   ----------   -------     ----     ----------   -------     ----
    Total earning assets                                            1,418,634    30,628     8.57        993,821    20,127     8.03
Nonearning assets, net of
  allowance for loan losses                                           110,153                            80,864
                                                                   ----------                        ----------
    Total Assets                                                   $1,528,787                        $1,074,685
                                                                   ----------                        ----------
                                                                   ----------                        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and interest-bearing
  demand accounts                                                    $577,861    $3,322     2.28       $481,255    $2,474     2.04
  Time                                                                554,478     8,202     5.87        267,726     2,713     4.02
                                                                   ----------   -------     ----     ----------   -------     ----
    Total interest-bearing deposits                                 1,132,339    11,524     4.04        748,981     5,187     2.75
Other borrowings                                                          ---       ---      ---          1,467        34     9.20
                                                                   ----------   -------     ----     ----------   -------     ----
    Total interest-bearing liabilities                              1,132,339    11,524     4.04        750,448     5,221     2.76

Demand deposits                                                       260,406                           209,065
Other liabilities                                                      10,024                             4,905
                                                                   ----------                        ----------
    Total liabilities                                               1,402,769                           964,418
Shareholders' equity                                                  126,018                           110,267
                                                                   ----------                        ----------
    Total Liabilities and
    Shareholders' Equity                                           $1,528,787                        $1,074,685
                                                                   ----------   -------    -----     ----------   -------    -----
                                                                   ----------                        ----------
Net Interest Income and Margin(3)                                               $19,104    5.34%                  $14,906    5.95%
                                                                                -------    -----                  -------    -----
                                                                                -------    -----                  -------    -----


-------------------------

         (1)Interest income is presented on a taxable-equivalent basis.
    The taxable-equivalent adjustments were based on a marginal tax rate of 35%.

         (2)Nonaccrual loans are included in total loans, but are not material to this presentation.

         (3)Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.


                                      (12)


                                                                                     Nine Months Ended September 30,
                                                                      ------------------------------------------------------------
                                                                                 1995                              1994
                                                                      --------------------------        --------------------------
     TABLE A                                                         Average             Yields        Average             Yields
(Dollars in thousands)                                               Balance   Interest  & Rates       Balance   Interest  & Rates
                                                                   ----------  --------  -------     ----------  --------  -------
ASSETS:
Interest-bearing time deposits                                         $  ---    $  ---      ---           $180        $5    3.71%
Federal funds sold                                                     64,234     2,816    5.78%         46,697     1,297     3.70
Securities:
  Taxable                                                             257,415    10,835     5.63        265,940    10,337     5.20
  Non-taxable (TE)(1)                                                  43,332     2,766     8.51         52,892     3,180     8.02
                                                                   ----------   -------     ----     ----------   -------     ----
      Total securities(1)                                             300,747    13,601     6.05        318,832    13,517     5.67
Loans(2)                                                              973,996    69,123     9.49        614,304    42,329     9.21
                                                                   ----------   -------     ----     ----------   -------     ----
      Total earning assets                                          1,338,977    85,540     8.54        980,013    57,148     7.80

Nonearning assets, net of
    allowance for loan losses                                         102,354                            81,602
                                                                   ----------                        ----------
      Total Assets                                                 $1,441,331                        $1,061,615
                                                                   ----------                        ----------
                                                                   ----------                        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and interest-bearing
    demand accounts                                                  $547,843    $9,602     2.34       $478,551    $7,355     2.05
  Time                                                                514,632    21,050     5.47        262,125     7,550     3.85
                                                                   ----------   -------     ----     ----------   -------     ----
      Total interest-bearing deposits                               1,062,475    30,652     3.86        740,676    14,905     2.69
Other borrowings                                                       12,114       729     8.05          1,489        89     7.99
                                                                   ----------   -------     ----     ----------   -------     ----
      Total interest-bearing liabilities                            1,074,589    31,381     3.90        742,165    14,994     2.70

Demand deposits                                                       235,797                           206,228
Other liabilities                                                       8,591                             4,548
                                                                   ----------                        ----------
      Total liabilities                                             1,318,977                           952,941
Shareholders' equity                                                  122,354                           108,674
                                                                   ----------                        ----------
      Total Liabilities and
      Shareholders' Equity                                         $1,441,331                        $1,061,615

                                                                   ----------   -------    -----     ----------   -------    -----
                                                                   ----------                        ----------
    Net Interest Income and Margin(3)                                           $54,159    5.41%                  $42,154    5.75%
                                                                                -------    -----                  -------    -----
                                                                                -------    -----                  -------    -----


-------------------------

         (1)Interest income is presented on a taxable-equivalent basis.
    The taxable-equivalent adjustments were based on a marginal tax rate of 35%.

         (2)Nonaccrual loans are included in total loans, but are not material to this presentation.

         (3)Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.


                                      (13)


                                                                      Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                                         1995 compared to 1994           1995 compared to 1994
                                                                      ----------------------------    ----------------------------
  TABLE B                                                              Volume     Rate     Total       Volume     Rate     Total
(In thousands)                                                         ------     ----     -----       ------     ----     -----
Increase (decrease) in interest income:
  Interest-bearing time deposits                                         $ ---     $ ---     $ ---        $(2)      $(3)      $(5)
  Federal funds sold                                                       782       134       916        598       921     1,519
  Securities:
  Taxable                                                                 (309)      290       (19)      (339)      837       498
  Non-taxable (TE)                                                        (155)        4      (151)      (601)      187      (414)
  Loans                                                                  9,582       173     9,755     25,491     1,303    26,794
                                                                       -------   -------   -------    -------   -------   -------
    Total average earning assets                                         9,900       601    10,501     25,147     3,245    28,392
                                                                       -------   -------   -------    -------   -------   -------


Increase (decrease) in interest expense:
  Savings and interest-bearing
      demand deposits                                                      534       314       848      1,141     1,106     2,247
  Time certificates                                                      3,840     1,649     5,489      9,400     4,100    13,500
  Other borrowings                                                         (17)      (17)      (34)       639         1       640
                                                                       -------   -------   -------    -------   -------   -------
    Total average interest-bearing
      liabilities                                                        4,357     1,946     6,303     11,180     5,207    16,387
                                                                       -------   -------   -------    -------   -------   -------


Net increase in net interest income                                     $5,543   $(1,345)   $4,198    $13,967   $(1,962)  $12,005
                                                                       -------   -------   -------    -------   -------   -------
                                                                       -------   -------   -------    -------   -------   -------



                                      (14)

ALLOWANCE AND PROVISION FOR LOAN LOSSES

    The following table details the changes in the Company's allowance for loan losses for the first nine months of 1995 and 1994. The allowance for loan losses should not be interpreted as an indication that charge-offs in the future will occur in these amounts or proportions.


                                                 Nine Months Ended September 30,
                                                 -------------------------------
 (Dollars in thousands)                                 1995           1994
                                                       -------        -------
Balance at beginning of year                           $12,822        $11,547
                                                       -------        -------
Deduct loans charged-off:
  Real estate                                             (500)          (410)
  Commercial and industrial                               (722)        (1,674)
  Consumer                                                (616)          (864)
                                                       -------        -------
    Total charge-offs                                   (1,838)        (2,948)
                                                       -------        -------
Add recoveries of loans charged-off:
  Real estate                                              135            ---
  Commercial and industrial                                560            210
  Consumer                                                  94            211
                                                       -------        -------
    Total recoveries                                       789            421
                                                       -------        -------
Net charge-offs                                         (1,049)        (2,527)
                                                       -------        -------
Provision for loan losses                                1,045          1,480
Allowance related to acquisitions                        2,338           (462)
                                                       -------        -------
Balance at end of period                               $15,156        $10,038
                                                       -------        -------
                                                       -------        -------
Net charge-offs to average loans outstanding
  (annualized)                                           0.14%          0.55%
Average loans outstanding                             $973,996       $614,304
Allowance at end of period to loans outstanding          1.47%          1.56%
Period end loans                                    $1,028,143       $641,989


    At September 30, 1995, the allowance for loan losses was $15.2 million or 1.47% of total loans compared with $12.8 million or 1.40% at December 31, 1994 and $10.0 million or 1.56% at September 30, 1994. The provision for loan losses increased to $445,000 for the third quarter of 1995 from $425,000 for the like period in 1994. For the first nine months of 1995 the provision was $1.0 million compared to $1.5 million in 1994. Net charge-offs for the third quarter and first nine months of 1995 were $393,000, (0.15% of average total loans on an annualized basis) and $1.1 million (0.14%), compared with $441,000 million (0.28%) and $2.5 million (0.55%) for the comparable periods in 1994. At September 30, 1995, December 31, 1994 and September 30, 1994, the Company's ratio of the allowance for loan losses to total nonperforming loans was 113%, 98% and 94%, respectively.

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

                                      (15)

    The Company performs a quarterly assessment to determine the appropriate level of the allowance for loans losses. This process uses a series of allocation methods including specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated portion of the allowance for loan losses. Based on management's analysis of the Company's overall allowance for loan losses, management believes that the provision for loan losses for 1995 is appropriate. It is management's opinion that the allowance for loan losses at September 30, 1995 is adequate to provide for potential losses in the current loan portfolio. No assurances can be given that adverse economic conditions or other factors will not result in increased losses in the Company's loan portfolio.

NONINTEREST INCOME

    Noninterest income for the third quarter and first nine months of 1995 was $2.6 million and $6.9 million, respectively, an increase of $887,000 and $1.4 million over the like periods in 1994. The components of noninterest income were as follows:


                                        Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                        ----------------------------     ----------------------------
(In thousands)                              1995          1994                 1995          1994
                                           ------        ------               ------        ------
Service charges on deposit accounts        $1,496        $1,166               $4,156        $3,281
Other fee income                              427           253                1,125           809
Loss on sale of securities                    ---            (7)                 ---           (18)
Gains on sales of loans                       479           129                  962           744
Other income                                  209           183                  628           622
                                           ------        ------               ------        ------
     Total noninterest income              $2,611        $1,724               $6,871        $5,438
                                           ------        ------               ------        ------
                                           ------        ------               ------        ------



    The increase in service charge income and other fee income between the periods presented was primarily acquisition related. Sales of loans generated by the company's mortgage banking subsidiary have increased substantially in the third quarter of 1995 compared to 1994 principally because of the favorable interest rate environment.

NONINTEREST EXPENSE

    Total noninterest expense was $13.0 million for the third quarter of 1995 compared with $10.9 million for 1994. For the first nine months of 1995 total noninterest expense was $37.9 million, a $5.8 million or 18.1% increase over the same period in 1994. The ratio of noninterest expense to operating revenue, on a taxable-equivalent basis, excluding securities transactions, was 60.0% for the third quarter and 62.1% for the first nine months of 1995 compared with 65.5% and 67.4% for the like periods in 1994.


                                      (16)

    The following table presents the major components of noninterest expense for the third quarter and first nine months of 1995 and 1994.


                                                     Three Months Ended                           Nine Months Ended
                                           --------------------------------------      --------------------------------------
                                              September 30,       Change 95/94            September 30,       Change 95/94
                                           -----------------    -----------------      -----------------    -----------------
                                             1995      1994       $          %           1995      1994       $          %
                                            ------    ------    ------    ------        ------    ------    ------    ------

Salaries and benefits                       $7,357    $5,820    $1,537     26.4%       $20,566   $16,841    $3,725     22.1%
Occupancy                                    1,203       847       356      42.0         3,407     2,515       892      35.5
Equipment                                      932       944       (12)     (1.3)        2,829     2,485       344      13.8
Regulatory expenses                            240       624      (384)    (61.5)        1,710     1,832      (122)     (6.7)
Banking forms and stationery                   347       296        51      17.2         1,147       828       319      38.5
Communications expense                         444       424        20       4.7         1,313       983       330      33.6
Outside data processing expense                208       116        92      79.3           548       499        49       9.8
Legal expense                                  118       186       (68)    (36.6)          421       470       (49)    (10.4)
Foreclosed assets expense, net                 177        98        79      80.6           251       180        71      39.4
Consultant fees                                174         6       168       n/m           574       442       132      29.9
Promotional expense                            250       204        46      22.5           782       744        38       5.1
Courier service                                260       207        53      25.6           731       588       143      24.3
Other                                        1,310     1,131       179      15.8         3,629     3,686       (57)     (1.5)
                                           -------   -------   -------                 -------   -------   -------
   Total                                   $13,020   $10,903    $2,117     19.4%       $37,908   $32,093    $5,815     18.1%
                                           -------   -------   -------                 -------   -------   -------
                                           -------   -------   -------                 -------   -------   -------



    The increase in salaries and benefits for the periods presented in 1995 compared to 1994 is directly related to the Company's expansion, primarily acquisition related. The Company's full time equivalent staff numbered 647 at September 30, 1995, this compares with 546 at September 30, 1994.

    The Company benefited from the reduction in premiums paid to the FDIC for deposit insurance during the third quarter of 1995. Because the premiums are prepaid to the FDIC on a quarterly basis the Company received a refund of $641,000 covering overassessments from the first and second quarters of 1995. Increases in a variety of categories in 1995 compared to 1994 is primarily expansion related. The Company had 37 banking locations at September 30, 1995 compared to 26 locations at September 30, 1994.

    At the beginning of 1995, the Company announced plans to re-focus on cost reduction and revenue enhancement with a target efficiency ratio of 62.0%. Adjusting for the lower FDIC insurance premiums, which was not anticipated when the Company set its goal, the Company has now targeted a 60.0% efficiency ratio to be achieved by the first quarter of 1996. The goal will be achieved through on-going efforts to enhance revenue growth while achieving operations efficiencies through acquisition consolidation, re-engineering of work flows and normal employee attrition.

INCOME TAXES

    The provision for income taxes was $3.2 million for the third quarter of 1995 and $8.2 million for the first nine months of 1995. This compares with $1.9 million and $4.6 million, respectively, for the comparable periods in 1994. The effective tax rates for the periods in 1995 were 40.3% and 38.7%, respectively. The effective tax rates in 1994 were 37.4% and 35.9%. The increase in the Company's effective tax rate between these two periods is primarily attributable to the decrease in nontaxable income in 1995 relative to the Company's earnings.


                                      (17)

FINANCIAL CONDITION

SECURITIES

    The Company's securities portfolio increased by $1.0 million between December 31, 1994 and September 30, 1995. Increases in the securities portfolio related to acquisitions were $54.0 million. Excluding these transactions, the Company had year to date maturities and repayments totaling $72.4 million, $27.9 million in purchases and $8.8 million in sales.

    At September 30, 1995 and December 31, 1994, the held to maturity securities had an estimated unrealized pretax loss of $1.7 million and $12.5 million, respectively.

    At September 30, 1995, the available for sale securities portfolio had an unrealized pretax gain of $168,000 or a net of tax gain of $100,000. This net gain has been reported as a separate component of shareholders' equity. At December 31, 1994 the Company had a pretax loss in this segment of the portfolio of $721,000, with a net of tax loss of $421,000.

    The amortized cost and estimated market value of securities, at September 30, 1995 by contractual maturity are shown in the following table. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For asset/liability purposes, the Company monitors these securities with consideration of prepayment assumptions. Yields have been calculated by dividing the taxable-equivalent interest income, including discount or premium by the book value. Yields on nontaxable securities of states and political subdivisions were presented on a taxable-equivalent basis using a marginal tax rate of 35%.


                                                                   Securities Available for Sale
                                                  ---------------------------------------------------------------
                                                     Within 1     1 to 5      5 to 10    After 10
(Dollars in thousands)                                 Year        Years       Years       Years       Total
                                                     --------    --------    --------    --------    --------
U.S. Treasury
  securities                                         $23,676     $ 8,007     $   ---     $   ---     $31,683
Securities of U.S.
  Government agencies and
  corporations                                         2,714       4,259         ---       1,728       8,701
Obligations of states
  and political sub-
  divisions                                              100         225         724         ---       1,049
Corporate and Federal
  Reserve Bank Stock                                     ---         ---         ---       1,228       1,228
                                                     -------     -------     -------     -------     -------
    Total                                            $26,490     $12,491     $   724     $ 2,956     $42,661
                                                     -------     -------     -------     -------     -------
                                                     -------     -------     -------     -------     -------


Weighted average yield                                 5.35%       6.18%       9.81%       6.06%       5.72%
                                                     -------     -------     -------     -------     -------
                                                     -------     -------     -------     -------     -------

Market value                                         $26,460     $12,592     $   757     $ 3,020     $42,829
                                                     -------     -------     -------     -------     -------
                                                     -------     -------     -------     -------     -------



                                      (18)


                                                                     Securities Held to Maturity
                                                  -----------------------------------------------------------------
                                                     Within 1      1 to 5      5 to 10    After 10
(Dollars in thousands)                                 Year         Years       Years       Years        Total
                                                     --------     --------    --------    --------     --------
U.S. Treasury securities                             $14,192     $ 51,298     $   ---     $   ---     $ 65,490
Securities of U.S.
    Government agencies
    and corporations                                  13,492       50,709      45,558      27,669      137,428
Obligations of states
    and political sub-
    divisions                                         10,223       27,940      12,965       1,428       52,556
Other securities                                         ---          150         ---         ---          150
                                                     -------     --------     -------     -------     --------
    Total                                            $37,907     $130,097     $58,523     $29,097     $255,624
                                                     -------     --------     -------     -------     --------
                                                     -------     --------     -------     -------     --------

Weighted average yield                                 6.02%        6.14%       6.71%       6.90%        6.34%
                                                     -------     --------     -------     -------     --------
                                                     -------     --------     -------     -------     --------

Market value                                         $37,914     $129,549     $57,927     $28,510     $253,900
                                                     -------     --------     -------     -------     --------
                                                     -------     --------     -------     -------     --------



LOAN PORTFOLIO

    The Company's loan portfolio consists primarily of commercial and industrial loans, real estate 1-4 family residential properties, other commercial real estate mortgages, construction and land development loans, consumer installment loans and individual lines of credit. The following table presents the loan mix at September 30, 1995 and December 31, 1994:


                                                $                     %
                                      --------------------   ------------------
 (In thousands)                        09/30/95   12/31/94   09/30/95  12/31/94
                                      ---------   --------   --------  --------
 Real estate -
   Construction and land development    $122,205    $99,975     11.9%      11.0%
   Secured by 1-4 family residential
     properties                          347,340    347,093      33.8       38.0
   Other real estate mortgages           236,826    186,638      23.0       20.4
 Loans held for sale                       5,882      1,268       0.6        0.1
 Commercial and industrial               181,715    159,266      17.7       17.4
 Consumer                                134,175    119,236      13.0       13.1
                                      ----------   --------   -------    -------
     Total loans                      $1,028,143   $913,476     100.0      100.0
                                      ----------   --------   -------    -------
                                      ----------   --------   -------    -------


    The Company's loan portfolio increased by $114.7 million or 12.6% at September 30, 1995 compared to December 31, 1994. This increase was primarily attributable to 1995 acquisitions. Included in commercial and industrial loan totals were agricultural loans of $18.6 million and $18.8 million at September 30, 1995 and December 31, 1994, respectively. Agricultural loans consist of loans to finance agricultural production and other loans to farmers. Agricultural loans that are primarily secured by real estate (farmland) are included in other real estate mortgages.

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

NONACCRUAL LOANS, RESTRUCTURED LOANS AND FORECLOSED ASSETS

    The following table presents the Company's nonaccrual and restructured loans and foreclosed assets at September 30, 1995 and December 31, 1994. Classification of a loan as nonaccrual or restructured does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part.

                                     September 30,   December 31,
(Dollars in thousands)                   1995            1994
                                     -------------   ------------
Nonaccrual loans                         $10,835         $8,751
Restructured loans                         2,555          4,285
                                        --------        -------
 Total nonperforming loans                13,390         13,036
Foreclosed assets                          3,098          2,415
                                        --------        -------
 Total nonperforming assets              $16,488        $15,451
                                        --------        -------
                                        --------        -------
Nonperforming loans as a percentage of
 total loans                                1.3%           1.4%
Nonperforming assets as a percentage of
 total loans and foreclosed assets          1.6%           1.7%
Loans past due 90 days and still accruing
 interest                                 $2,052           $659
Foregone interest                         $1,095           $665

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114). The adoption of SFAS No. 114 has not affected the Company's policy for placing loans on nonaccrual status. The Company generally identifies loans to be evaluated for impairment when such loans are on nonaccrual or have been restructured. Loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against interest income. Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid or when it otherwise becomes well secured and in the


                                      (20)
process of collection. In a case where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (i.e., the reduction of either interest or principal or other such modifications that the Company would not otherwise consider), the loan is classified as a restructured loan. If the borrower is not able to meet the revised payment schedule and the loan becomes delinquent, the loan is placed on nonaccrual status.

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

    Foreclosed assets include property acquired through foreclosure. These properties are carried at the lower of (i) fair value less estimated costs to sell or (ii) the recorded cost of the asset. Upon foreclosure, any necessary write-downs are charged to the allowance for loan losses. The difference between cost and fair value less estimated cost to sell, if lower, is recorded as a valuation allowance. Subsequent declines in the fair value of the property are recorded as an addition to the valuation allowance. The increase of $683,000 in foreclosed assets between December 31, 1994 and September 30, 1995 was entirely from residential properties, both single family homes and residential lot developments.

    Loans 90 days or more past due and still accruing at September 30, 1995 were $2.1 million, up $1.4 million from the December 31, 1994 total of $659,000. All loans in this category are well secured and in the process of collection.

    Management is not aware of any significant potential problem loans which have not otherwise been disclosed as a nonaccrual or restructured loan at September 30, 1995, in which there is known information about possible credit problems of a borrower that has caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

DEPOSITS

    Total deposits increased to $1.39 billion at September 30, 1995 from $1.18 billion at December 31, 1994. Average daily deposits, along with the average rates paid thereon, for the three and nine months ended September 30, 1995 and 1994 on an annualized basis are summarized on the following table:


                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                           --------------------------------         -------------------------------
                                              1995               1994                 1995              1994
                                     ------------------  ------------------    ------------------  ------------------
(Dollars in thousands)                 Amount      Rate    Amount      Rate      Amount      Rate    Amount      Rate
                                    ---------     -----  --------     -----    --------     -----  --------     -----
Noninterest-bearing demand           $260,406      ---%  $209,065      ---%    $235,797      ---%  $206,228      ---%
Savings and interest-bearing demand   577,861      2.28   481,255      2.04     547,843      2.34   478,551      2.05
Time certificates, $100,000 or more   110,887      5.55    67,277      3.87      92,273      5.01    64,748      3.42
Other time                            443,591      5.95   200,449      4.07     422,359      5.57   197,377      3.99
                                   ----------     -----  --------     -----  ----------     -----  --------     -----
     Total                         $1,392,745     3.28%  $958,046     2.15%  $1,298,272     3.16%  $946,904     2.10%
                                   ----------     -----  --------     -----  ----------     -----  --------     -----
                                   ----------     -----  --------     -----  ----------     -----  --------     -----

    The total amount held in the accounts of any single depositor is not material in relationship to total deposits.

                                      (21)

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

    Interest rate risk can be viewed from a variety of perspectives, including the sensitivity of earnings to rate movements and the sensitivity of the market value of the Company's equity to changes in interest rates. One way to measure how a change in interest rates will impact net interest income in specific time frames is through a cumulative gap analysis. Traditional gap analysis represents interest rate risk in terms of the mismatch between the stated repricing of the Company's earning assets and interest-bearing liabilities within defined time periods. As shown in the following table, at September 30, 1995, the cumulative one-year contractual gap for the Company was a negative $75.5 million, or (5.3%) of earning assets. In other words, 5.3% of the Company's interest-bearing liabilities has the potential to reprice or mature more quickly than its earning assets in one year.


                                      (22)


                                                                    Interest Rate Sensitivity
                                          -----------------------------------------------------------------------
                                                0-3       >3-12        >1-5        >5          Non-
(Dollars in thousands)                        months     months       years       years       market       Total
                                          -----------------------------------------------------------------------
ASSETS
Federal funds sold                           $87,055     $ ----      $ ----      $ ----       $ ----      $87,055
Securities1                                   20,631     43,736     142,689      90,169        1,228      298,453
Loans2                                       483,384    298,765     156,560      78,599       10,835    1,028,143
                                          -----------------------------------------------------------------------
     Total earning assets                    591,070    342,501     299,249     168,768       12,063    1,413,651
Noninterest-earning assets                      ----       ----        ----        ----      111,147      111,147
                                          -----------------------------------------------------------------------
     Total assets                            591,070    342,501     299,249     168,768      123,210    1,524,798
                                          -----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Savings and interest-bearing
          demand deposits                   $561,757     $ ----      $ ----      $ ----       $ ----     $561,757
     Time certificates, $100,000
          or more                             44,176     58,794      23,651         200         ----      126,821
     Other time                              114,674    229,679      85,244         363         ----      429,960
                                          -----------------------------------------------------------------------
     Total interest-bearing
          deposits                           720,607    288,473     108,895         563         ----    1,118,538
Borrowed funds                                   ---       ----        ----        ----         ----         ----
                                          -----------------------------------------------------------------------
     Total interest-bearing
          liabilities                        720,607    288,473     108,895         563         ----    1,118,538
                                          -----------------------------------------------------------------------
Noninterest-bearing liabilities                 ----       ----        ----        ----      278,882      278,882
     Shareholders' equity                       ----       ----        ----        ----      127,378      127,378
                                          -----------------------------------------------------------------------
     Total liabilities and
         shareholders' equity                720,607    288,473     108,895         563      406,260    1,524,798
                                          -----------------------------------------------------------------------

Incremental gap                             (129,537)    54,028     190,354     168,205     (283,050)        ----
                                          -----------------------------------------------------------------------

Cumulative gap                             ($129,537)  ($75,509)   $114,845    $283,050       $ ----
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------

% to earning assets                            (9.2%)     (5.3%)       8.1%       20.0%
                                          ---------------------------------------------
                                          ---------------------------------------------

1The nonmarket column consists of Federal Reserve Bank stock
2The nonmarket column consists of nonaccrual loans of $10,835

    Over the short period (one year or less) changes in interest rates affect net interest income to the extent that there is a timing difference between the repricing of assets and liabilities. For instance, if more liabilities than assets reprice during a time period, such as the Company's gap analysis indicates, given a rising rate environment, net interest income will have a tendency to decrease if the assets and liabilities reprice in rate by approximately the same amount. Conversely, if an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its liabilities maturing or repricing is less than


                                      (23)
the amount of its assets also maturing or repricing during the same period, net interest income would benefit from a rising rate environment. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment this negative gap should adversely affect net interest income. The converse would be true for a positive gap.

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

    Core deposits have historically provided the Company with funding sources. The Company also utilizes repurchase agreements. In addition, the Banks have informal federal funds borrowing arrangements with correspondents banks to meet unforeseen deposit outflows. At September 30, 1995 and December 31, 1994, the Company's loan to deposit ratio was 74.1% and 77.4%, respectively.


                                      (24)

CAPITAL

    The Company reviews various capital adequacy ratios on a quarterly basis to ensure that each banking subsidiary and the consolidated Company are within established internal and external guidelines. The Company and its banking subsidiaries are subject to risk-based capital regulations.

    These guidelines are used to evaluate capital adequacy and are based on an institution's balance sheet risk and off-balance sheet risk. Current regulations define capital adequacy into five categories; well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized. Each of these capital categories have predefined risk-based capital ratio minimums. At September 30, 1995 and December 31, 1994, the capital ratios of the Company exceeded the "well capitalized" threshold as prescribed by banking regulators. An institution's deposit insurance premiums are determined through a matrix based on the institution's capital category and supervisory subgroup. Any reduction in an institution's capital category can significantly increase premiums.

    The following table presents the Company's capital positions at September 30, 1995 and December 31, 1994, including the risk-based capital ratio and leverage ratio.


(Dollars in thousands)                   September 30,         December 31,
Tier 1:                                       1995                 1994
                                         -------------         ------------
  Shareholders'equity                         $127,378             $112,243
    Less: Intangibles                           (7,128)                (906)
    Adjust: Unrealized (gains) losses
      on securities available for sale            (100)                 421
                                            ----------            ---------
         Total Tier 1 capital                  120,150              111,758
Tier 2 capital                                  12,642               11,042
                                            ----------            ---------
         Total risk-based capital             $132,792             $122,800
                                            ----------            ---------
                                            ----------            ---------
Risk-adjusted assets                        $1,011,332             $883,325
                                            ----------            ---------
                                            ----------            ---------

Tier 1 capital/risk-adjusted assets
         Capital ratio                          11.88%               12.65%
         Minimum ratio                           4.00%                4.00%
Total risk-based capital/risk-
    adjusted assets
         Capital ratio                          13.13%               13.90%
         Minimum                                 8.00%                8.00%
Leverage ratio                                   7.86%               10.27%

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

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               11  Computation of Earnings Per Share

               (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on July 14, 1995, concerning the acquisition of First Community Bankshares, Inc., the holding company for Centennial Bank.


                                      (26)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIFORNIA BANCSHARES, INC.
                                        ---------------------------------------
                                             (Registrant)


Date: November 9, 1995                  /S/ JOSEPH P. COLMERY
                                        ---------------------------------------
                                        Joseph P. Colmery
                                        President/Chief Executive Officer
                                        (Principal Executive Officer)



Date: November 9, 1995                  /S/ VINCENT M. LEVERONI
                                        --------------------------------------
                                        Vincent M. Leveroni
                                        Exec. Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                      (27)

                           CALIFORNIA BANCSHARES, INC.
                                  EXHIBIT INDEX


    Exhibit                                                   Page
    Number         Description                                Number
    -------        -----------                                ------

     11        Computation of Earnings Per Share                 29


                                      (28)