Form 10-K405
period 1995-12-31
CALIFORNIA BANCSHARES INC
filed 1996-03-28
CIK 318779

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 0-9584

                            ------------------------

                          CALIFORNIA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                    94-2147553
(State or other jurisdiction of     (I.R.S. Employer
incorporation of organization)    Identification No.)

   100 PARK PLACE, SUITE 140
         SAN RAMON, CA                   94583
     (Address of principal             (Zip code)
      executive offices)

       Registrant's telephone number, including area code: (510) 743-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                ON WHICH REGISTERED
--------------------------------------  ---------------------------
                 None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $2.50 par value per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 1996: $279,630,756

    Number of shares of common stock outstanding at March 7, 1996: 10,089,123

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's 1996 Proxy Statement to be filed pursuant to Regulation 14A is incorporated into Part III hereof to the extent indicated therein.
                   THIS REPORT INCLUDES A TOTAL OF ___ PAGES
                          EXHIBIT INDEX IS ON PAGE ___

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

                                    GENERAL

THE COMPANY

    California Bancshares, Inc. (the "Company") was incorporated under the laws of the State of California in 1969, reincorporated under the laws of Delaware in 1971 and was approved as a bank holding company under the Bank Holding Company Act ("BHC Act") by the Federal Reserve Board in 1971. It was known as Alameda Bancorporation until 1990 and as Northern California Community Bancorporation ("NCCBI") from then until its merger with Mission-Valley Bancorp in 1991. The Company has ten (10) banking subsidiaries: Alameda First National Bank, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Centennial Bank (which was subsequently merged into Alameda First National Bank in 1996), Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank, collectively (the "Banks").

    The Company also has three (3) non-banking subsidiaries: CBI Mortgage, which engages primarily in the origination of real estate loans for investors, Island Bancorp. Leasing, Inc., which engaged primarily in the leasing of imported automobiles but is currently inactive, and LNB Corp. which serves as a third-party trustee for deeds of trust originated or held by the Banks. The Company owns 100% of the issued and outstanding capital stock of the subsidiaries.

    The Company itself does not engage in any business activities other than ownership of the above-mentioned subsidiaries and provides accounting, data processing and other management services to its subsidiaries.

BUSINESS OF THE BANKS

    GENERAL

    The Banks conduct their business through thirty-six (36) offices located throughout Alameda, Contra Costa, Santa Clara, San Joaquin and Stanislaus counties, in Northern California. They offer individuals and businesses services commonly associated with full-service banking institutions, with the exception of international banking and trust services. Eight of the Banks are members of the Federal Reserve System (the "FRS"). The deposits of each depositor of each of the Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000.

    The Banks also maintain correspondent relationships with a number of major banks located within California.

    EMPLOYEES

    At December 31, 1995 the Company and its subsidiaries had 564 full-time  and
185   part-time  employees.  None  of  the  Company's  employees  are  presently represented by a union or covered under a collective bargaining agreement.

                                  COMPETITION

    The banking business in California generally, and in the Company's and its subsidiaries' primary service areas specifically, is highly competitive with respect to loans and deposits and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company and its subsidiaries is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such banks offer certain services such as trust services and international banking services which are not offered directly by the Banks (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts), such banks have substantially higher lending limits than the Banks. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, as well as money market mutual funds, also provide competition for the Banks in the acquisition of deposits. These competitors include savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-financial institutions.

    SUPERVISION AND REGULATION

    The Company, as a bank holding company, is subject to regulation under the BHC Act, as amended and is registered with the Federal Reserve Board under the BHC Act. The acquisition of more than 5% of the voting shares of any bank (not already majority owned) requires the prior approval of the Federal Reserve Board. The BHC Act also prohibits the Federal Reserve Board from approving an application which would result in the Company acquiring all or substantially all the assets or more than 5% of the voting shares of any bank (not already majority owned) located outside of California unless an acquisition of such bank by a California-based bank holding company is specifically authorized by the laws of the state in which the bank is located. The laws of several states permit such acquisitions. The BHC Act also prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its Banks, except that the Company may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking "as to be a proper incident thereto." The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Company is required by the BHC Act to file annual reports of its operations with the Federal Reserve Board and is subject to examination by the Federal Reserve Board.

    The Banks, as subsidiaries of the Company within the meaning of Section 23A of the Federal Reserve Act, are subject to certain restrictions on loans to the Company or its non-bank subsidiaries, or investments in the stock or other securities of the Company or its non-bank subsidiaries and on advances to any borrower collateralized by such stock or other securities. Further, the Banks are also subject to certain restrictions on most types of transactions with the Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

    Four of the Banks are national banks and six are California state-chartered banks. State banks are subject to regulation, supervision and regular examination by the California State Banking Department (the "Department"). Four of the state-chartered Banks are members of the FRS and are also subject to regulation, supervision and examination by the Federal Reserve Board. Two of the state-chartered banks are subject to regulation, supervision and examination by the FDIC. National banks are chartered by and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). The regulations of these agencies govern most aspects of the Banks' business, including the making of periodic reports by the Banks and the Banks' activities relating to investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

    Regulations and policies of the Federal Reserve Board require the Company to serve as a source of financial and managerial strength to its Banks. It is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute an unsafe and unsound practice because they violate the Federal Reserve Board's "source of financial and managerial strength" doctrine.

    The Company is a legal entity separate and distinct from the Banks. The principal source of the Company's revenues is dividends and management fees received from the Banks. Various statutory provisions limit the amount of dividends the Banks can pay without regulatory approval, and various regulations also restrict the payment of dividends.

    In 1989, Congress enacted a law that purports to make banks liable to the FDIC for expenses the FDIC incurs in the case of either its provision of financial assistance to, or the failure of, any affiliated bank. Under that law, the Banks could theoretically be held liable to the FDIC in the event of financial assistance to, or failure of, any other Bank, and that liability could be substantial enough to cause the surviving Banks either to require financial assistance from the FDIC or to cause the failure of such Banks.

    On December 19, 1991, comprehensive legislation was enacted that reforms the regulation and supervision of banks and bank holding companies. Among the more significant aspects of the legislation is a requirement that federal regulators prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee, director and principal shareholder compensation, fees and benefits, standards specifying a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses without impairing capital, and to the extent possible, a minimum ratio of market value to book value of publicly traded shares of bank holding companies, such as the Company. The legislation also provides for a system of early intervention by the regulators and prompt corrective action at troubled banks. Under that system, a bank may not pay dividends if its capital fails to meet any required minimum and will be expected to submit to its regulator an acceptable plan to restore its capital to adequate levels. While a bank is undercapitalized, its regulator may preclude its growth, require its recapitalization through the sale of shares, require its acquisition or merger, prohibit its parent from paying dividends, and require divestitures by its parent, including divestiture of the bank itself. Its parent holding company will be expected to guarantee that the bank will comply with the bank's capital restoration plan until the bank has been adequately capitalized, on average, for four consecutive quarters, unless the parent is to accept loss or closure of the bank by regulators. This guarantee is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with all applicable capital standards.

    If the bank does not submit an acceptable capital restoration plan or if its parent holding company does not guarantee such plan, the regulators will be required to take one or more actions, including requiring recapitalization of the bank through its sale of securities or forced sale or merger, restricting transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, restructuring activities, replacing management of the bank, prohibiting deposits from correspondent banks, requiring prior approval of dividends by the holding company, and requiring divestiture. The law requires the regulators, in such cases, to require the sale of securities by the bank or to force a sale or merger of the bank, to restrict affiliate transactions, and to restrict interest rates unless the regulator determines that these actions would not resolve the problems of the bank at the least possible long-term loss to the Bank Insurance Fund of the FDIC. The law also limits advances to any undercapitalized bank by any Federal Reserve Bank from being outstanding more than 60 days in any 120-day period unless the head of the bank regulatory agency certifies that, giving due regard to economic conditions and circumstances in the market in which the bank operates, the bank is not expected to become critically undercapitalized and is not expected to be placed in conservatorship or receivership. None of the Company's Banks are undercapitalized.

    The foregoing references to applicable statutes and regulations are brief summaries thereof, which do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

    From time to time various bills are introduced in the United States Congress which could result in additional or in less regulation of the business of the Company and the Banks. It cannot be predicted whether any such legislation will be adopted or how such adoption would affect the business of the Company and Banks.

    The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, before unrealized gains and losses on available-for-sale debt securities and minority interests in equity accounts of consolidated subsidiaries, less goodwill, other nonqualifying intangibles, excess deferred tax assets and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, as outlined by bank supervisory authorities, which include both on and off-balance sheet exposures. The minimum required qualifying Total Capital ratio is 8%, of which at least 4% must consist of Tier 1 Capital. As of December 31, 1995, the Company's Tier 1 Capital and Total Capital ratios were 12.03% and 13.28%, respectively.

    The Federal Reserve Board has adopted a "minimum leverage ratio" which requires bank holding companies to maintain Tier 1 Capital of at least 3% of adjusted quarterly average assets, although the Federal Reserve Board may require a higher ratio depending upon the rating of the bank holding company and its expected growth. Regulations issued by the FDIC to implement the 1991 legislation referred to above establish five levels of capitalization for banks; any bank with a Tier 1 Capital ratio of 6%, Total Capital ratio of 10% and a leverage ratio of 5% is considered to be "well capitalized." As of December 31, 1995, the Company's leverage ratio was 7.98%, and all of the Banks had leverage ratios exceeding 6.0%.

              IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

    The earnings and growth of the Company are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Board. One function of the Federal Reserve Board is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

    INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was signed by President Clinton on September 29, 1994. Generally, provisions of this Act authorize interstate banking and interstate branching, subject to certain state options.

    - Interstate acquisition banks will be permitted in all states on and after September 29, 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

    - Interstate mergers of affiliated or unaffiliated banks will be permitted June 1, 1997, unless a state adopts legislation before June 1, 1997 to "opt out" of interstate merger, provided any limitations do not discriminate against out-of-state banks. Individual states may enact legislation to permit interstate mergers earlier than that date.

    - Interstate acquisition of branches will be permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

    - Interstate DE NOVO branching will be permitted to a bank only if a state adopts legislation to "opt in" to interstate de novo branching authority.

    LIMITATIONS ON CONCENTRATIONS. An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired is located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected.

    AGENCY AUTHORITY. A bank subsidiary of a bank holding company will be authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank will not be permitted to engage, as agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

    HOST STATE REGULATION. Out-of-state banks seeking to acquire or establish a branch will be required to comply with any nondiscriminatory filing requirements of the host state where the branch is located. The host state may set notification and reporting requirements for a branch of an out-of-state bank. A branch of an out-of-state bank will be subject to all of the laws of the host state regarding interstate branching, consumer protection, fair lending and community reinvestment. A branch of an out-of-state bank will not be permitted to conduct any activities at the branch that are not permissible for a bank chartered by the host state.

    COMMUNITY REINVESTMENT ACT. Community Reinvestment Act ("CRA") evaluations will be required for each state in which an interstate bank has a branch. Interstate banks will be prohibited from using out-of-state branches "primarily for the purpose of deposit production". Federal banking agencies are required to adopt regulations by June 1, 1997 to ensure that interstate branches are being operated with a view to the needs of the host communities.

    FOREIGN BANKS. Foreign banks will be able to branch to the same extent as U.S. domestic banks. Interstate branches acquired by foreign banks will be subject to the CRA to the extent the acquired branch was subject to CRA before the acquisition.

CALIFORNIA LAW

    On September 28, 1995, California's Governor Wilson signed a bill enacting state legislation in accordance with authority under the Riegle-Neal Act. This new state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

    Before this new legislation, California law allowed California banks and bank holding companies to be acquired by banking organizations in other states on a reciprocal basis (i.e., provided the other state's laws permitted California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations whose operations were principally conducted within that state).

EXPOSURE TO AND MANAGEMENT RISK

    The Federal Reserve Board and OCC have announced proposals to examine bank holding companies and national banks with respect to their exposure to and management of different categories of risk. Categories of risk identified by the Federal Reserve Board include legal risk, operational risk, market risk, credit risk, liquidity risk and reputation risk. Categories of risk identified by the OCC include interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. If adopted, this approach would cause bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach, if adopted, would supplement rather than replace existing rating systems based on evaluation of an institution's capital, assets, management, earnings and liquidity. Although the FDIC has not announced its intention to adopt this approach to risk evaluation, it is likely that the different bank regulatory agencies will eventually adopt similar approaches to this issue. No assurance can be given as to the effect, if any, that this examination approach would have on the Company.

STATE BANK SALES OF NON-DEPOSIT INVESTMENT PROCEDURES

    Securities activities of state non-member banks, as well as the activities of their subsidiaries and affiliates, are governed by guidelines and regulations issued by the securities and financial institution regulatory agencies. These agencies have taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, as well as the potential for mismanagement of sales programs which could expose a bank to liability under the antifraud provisions of federal securities laws.

    Accordingly, the agencies have issued guidelines that require, among other things, the establishment of a compliance and audit program to monitor a bank's mutual funds sales activities and its compliance with applicable federal securities laws; the provision of full disclosures to customers about the risks of such investments, including the possible loss of the customer's principal investment; and the conduct of securities activities of bank subsidiaries or affiliates in separate and distinct locations. In addition, the guidelines prohibit bank employees involved in deposit-taking activities from selling investment products or giving investment advice. Banks are also required to establish a qualitative standard for the selection and marketing of the investments offered by the bank, and to maintain appropriate documentation regarding the suitability of investments recommended to bank customers.

ACCOUNTING CHANGES

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". This Statement establishes an alternative method for accounting for stock based compensation plans and encourages employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB No. 25), "Accounting for Stock Issued to Employees". SFAS No. 123 establishes a fair value based accounting method for stock-based compensation arrangements. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income; however, they must apply the disclosure requirements of SFAS No. 123.

    The recognition provisions may be adopted immediately and apply to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. The disclosure requirements of this Statement are effective January 1, 1996. Management believes the adoption of this Statement will not have a material effect on the financial condition of the Company.

ITEM 2 -- PROPERTIES

THE COMPANY

    The principal offices of the Company are located at 100 Park Place, Suite 140, San Ramon, California. The Company leases these offices under an agreement which expires in 1999. The lease provides for a three-year option to extend. The Company is uncertain as to the likelihood of exercising this option in the future.

    The data processing and certain administration functions of the Company are located at the former headquarters of the Company at 2320 Blanding Avenue, Alameda, California, a two story freestanding structure. This facility is owned by Alameda First National Bank.

    Of the thirty-six (36) banking locations and one (1) nonbanking location, twelve (12) banking facilities are owned by the respective banking subsidiaries and twenty-five (25) are leased by the respective banking subsidiaries and nonbank subsidiary. The lease agreements expire between the years 1996 and 2015 and have a variety of renewal options.

    Consideration regarding renegotiated lease provisions, space needs and other significant factors are all considered in determing extension of leases.

ITEM 3 -- LEGAL PROCEEDINGS

    Neither the Company nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigations incidental to their respective businesses nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted in the fourth quarter of 1995.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the Nasdaq Stock Market under the symbol CABI.

    The following table sets forth the high, low and closing sales prices of the Company's common stock, as reported on Nasdaq. Also set forth in this table are the dividends declared in each of the periods presented.

                                                                                             MARKET PRICE
                                                                        DIVIDENDS   -------------------------------
                                                                        DECLARED      HIGH        LOW       CLOSE
                                                                       -----------  ---------  ---------  ---------
1995
  Fourth Quarter.....................................................   $    0.22       271/4      203/4     269/16
  Third Quarter......................................................        0.18       231/2      193/4      211/4
  Second Quarter.....................................................        0.18         21       163/8       21
  First Quarter......................................................        0.18       181/2      161/2       17
1994
  Fourth Quarter.....................................................   $    0.14       181/2      151/2      171/4
  Third Quarter......................................................        0.14       191/4        17       181/2
  Second Quarter.....................................................        0.14         18         15       171/2
  First Quarter......................................................        0.13         16       141/2      153/8

    As of December 31, 1995 there were approximately 4,620 holders of record of the Company's common stock.

    The Company presently intends to continue the policy of paying regular quarterly cash dividends. Future dividends will depend upon the earnings of the Company and management's assessment of the future need for funds by its subsidiaries and other factors. For information regarding restrictions on the payment of dividends, see Note 10 of the Notes to Consolidated Financial Statements.

ITEM 6 -- SELECTED FINANCIAL DATA

    The following table sets forth certain selected consolidated financial data of the Company for each year of the five year period ended December 31, 1995 and should be read in conjunction with Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein.

FIVE YEAR SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                      1995           1994           1993          1992         1991
                                                  -------------  -------------  -------------  -----------  -----------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  Interest income...............................  $     115,225  $      77,972  $      68,570  $    73,025  $    88,169
  Interest expense..............................         42,966         21,246         20,411       26,739       40,607
                                                  -------------  -------------  -------------  -----------  -----------
  Net interest income...........................         72,259         56,726         48,159       46,286       47,562
  Provision for loan losses.....................          1,485          1,895          3,425        4,065        4,855
                                                  -------------  -------------  -------------  -----------  -----------
  Net interest income after provision for loan
   losses.......................................         70,774         54,831         44,734       42,221       42,707
                                                  -------------  -------------  -------------  -----------  -----------
  Noninterest income............................          9,479          7,506          8,807        8,143        7,971
  Noninterest expense...........................         50,828         44,000         40,546       41,034       40,732
                                                  -------------  -------------  -------------  -----------  -----------
  Income before taxes and cumulative effect of
   change in accounting method..................         29,425         18,337         12,995        9,330        9,946
  Provision for income taxes....................         11,390          6,701          4,206        2,915        3,618
                                                  -------------  -------------  -------------  -----------  -----------
  Income before cumulative effect of change in
   accounting method............................         18,035         11,636          8,789        6,415        6,328
  Cumulative effect of change in accounting
   method.......................................       --             --             --                895          596
                                                  -------------  -------------  -------------  -----------  -----------
  Net Income....................................  $      18,035  $      11,636  $       8,789  $     7,310  $     6,924
                                                  -------------  -------------  -------------  -----------  -----------
                                                  -------------  -------------  -------------  -----------  -----------
PER SHARE DATA
  Income before cumulative effect of change in
   accounting method............................  $        1.80  $        1.24  $        0.94  $      0.69  $      0.69
  Net income....................................           1.80           1.24           0.94         0.79         0.76
  Cash dividend declared per share..............           0.76           0.55           0.52         0.52         0.45
  Book value per share..........................          13.00          12.00          11.33        10.85        10.51
WEIGHTED AVERAGE SHARES OUTSTANDING.............         10,014          9,365          9,318        9,249        9,157
BALANCE SHEET DATA
  Total loans...................................  $   1,030,780  $     913,476  $     609,297  $   612,374  $   646,563
  Total assets..................................      1,570,458      1,329,489      1,046,495      962,434      967,016
  Total deposits................................      1,425,895      1,179,717        933,773      854,813      861,380
  Total shareholders' equity....................        130,761        112,243        105,984      100,650       96,875
SELECTED FINANCIAL RATIOS
  Return on average assets......................           1.23%          1.07%          0.89%        0.76%        0.72%
  Return on average shareholders' equity........          14.57          10.63           8.52         7.38         7.23
  Dividend payout ratio.........................          42.22          44.35          55.32        65.82        59.21
  Average shareholders' equity to average
   assets.......................................           8.43          10.06          10.47        10.29         9.98
  Capital ratios --
    Total risk-based capital ratio..............          13.28          13.90          15.92        15.55        14.21
    Tier 1 risk-based capital ratio.............          12.03          12.65          14.67        14.34        13.11
    Leverage ratio using Tier 1 capital.........           7.98          10.27          10.60        10.46        10.21

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    California Bancshares, Inc. (Company) is a bank holding company, having ten banking subsidiaries; Alameda First National Bank, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Centennial Bank (which was subsequently merged with Alameda First National Bank in 1996), Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank (collectively, the Banks), and three nonbanking subsidiaries, CBI Mortgage, Island Bancorp Leasing, Inc. (Island) and LNB Corp.

    The Banks each provide depository, lending and various specialized services to the business, professional and consumer sectors of their communities. The Banks also offer installment note collection, issue cashier's checks and money orders, sell traveler's checks and provide other customary banking services, except for international banking and trust services.

    CBI Mortgage engages primarily in the origination of real estate loans for investors. Island engaged primarily in the leasing of imported automobiles but is currently inactive. LNB Corp. serves as a third-party trustee for deeds of trust originated by the Banks.

SUBSEQUENT EVENT

    On February 11, 1996, the Company signed a definitive agreement for U.S. Bancorp to acquire the Company. Under the terms of the agreement, which is subject to approval by regulators and the Company's shareholders, the Company will be merged into U.S. Bancorp, and each share of the Company's common stock will be converted into .95 shares of U.S. Bancorp common stock. The total value, which can change based on U.S. Bancorp's stock price, is approximately $327 million, or $32.53 for each share of the Company's common stock, based on U.S. Bancorp's closing price of $34.25 on the last trading day preceding the announcement of the agreement. As of March 19, 1996, U.S. Bancorp's closing price was $33.00. In connection with the agreement, the Company granted U.S. Bancorp an option to acquire 19.9% of the Company's stock, which could become exercisable under certain circumstances.

    The proposed transaction is expected to be accounted for using the purchase method of accounting and is expected to be completed during the second half of 1996.

OVERVIEW

    Net income in 1995 was $18.0 million ($1.80 per share) compared with $11.6 million ($1.24 per share) in 1994 and $8.8 million ($0.94 per share) in 1993.

    The return on average assets was 1.23% in 1995, 1.07% in 1994 and 0.89% in 1993. Return on average shareholders' equity for these same periods was 14.57%, 10.63% and 8.52%, respectively.

    Consolidated assets at December 31, 1995 reached $1.57 billion compared with $1.33 billion at December 31, 1994. Total loans were $1.03 billion, up $117 million or 12.8% at year end 1995 compared to $913 million at December 31, 1994. Total deposits increased $246 million or 20.9% to $1.43 billion at December 31, 1995 compared to $1.18 billion at December 31, 1994.

    The following discusses significant areas that have affected the Company's results of operations for the years ended December 31, 1995, 1994 and 1993 and financial position at December 31, 1995 compared with December 31, 1994. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

ACQUISITIONS

    On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc. (FCB), the holding company for Centennial Bank. This acquisition was accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements from the acquisition date. Centennial Bank was merged with another of the

Company's bank subsidiaries in February 1996. On January 31, 1995, the Company acquired Bank of Livermore (Livermore), in a transaction accounted for as a pooling-of-interests. Livermore is not material to the consolidated financial condition or operating results of the Company, and therefore, prior period balances have not been restated. However, 1995 amounts were adjusted to reflect the transaction as if it had occurred January 1, 1995. Livermore was subsequently merged with another of the Company's bank subsidiaries during 1995. On December 2, 1994, the Company acquired Old Stone Bank of California, F.S.B. (Old Stone), which was merged into an existing subsidiary in 1994. This transaction was accounted for using the purchase method. Subsequent to the acquisition, the results of operations of Old Stone were combined with those of the Company's. On March 31, 1994, the Company acquired MBC Corp. and its banking subsidiary, Modesto Banking Company, in a transaction accounted for as a pooling-of-interests. The Company's consolidated financial statements were restated to combine the accounts of MBC Corp. with those of the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income is defined as the difference between interest income and amortized fees on earning assets less interest expense paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis for 1995 was $73.5 million compared with $58.1 million in 1994 and $49.7 million in 1993.

    The increase in net interest income between 1995 and 1994 is primarily attributable to increases in loan volume. Average loans outstanding in 1995 were $986.8 million, up $342.6 million or 53.2% compared to 1994. A significant portion of  this  increase  was  attributable  to  the  Company's  acquisitions.
Partially offsetting this increased volume in earning assets in 1995 is a substantial increase in the Company's interest-bearing liabilities during 1995 compared to 1994 which was also largely acquisition related. The net interest margin, which is net interest income on a taxable-equivalent basis as a percentage of average earning assets decreased to 5.39% in 1995 compared to 5.78% in 1994 and 5.47% in 1993. While the yield in the Company's earning assets have improved by 64 basis points between 1995 and 1994 this increase did not keep pace with the rates paid on interest-bearing liabilities, which increased 116 basis points between these same periods. The increase in the net interest margin in 1994 compared to 1993 was attributable primarily to increases in volumes and yields on loans and to a lesser extent, decreases in rates paid on interest-bearing liabilities.

    The following table presents the Company's consolidated average balance sheets, including average yields and rates on a taxable-equivalent basis for the years ended December 31, 1995, 1994 and 1993.

                                                             YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------
                                          1995                          1994                        1993
                               ---------------------------   --------------------------   ------------------------
                                                     YIELDS                       YIELDS                     YIELDS
                                AVERAGE                &      AVERAGE               &     AVERAGE              &
                                BALANCE    INTEREST  RATES    BALANCE    INTEREST RATES   BALANCE   INTEREST RATES
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest-bearing time
 deposits....................  $   --      $  --      -- %   $      135  $     5  3.70%   $    546  $    18  3.30%
Federal funds sold...........      73,033     4,222  5.78        46,069    2,119  4.60      73,097    2,129  2.91
Securities:
  Taxable....................     262,789    14,945  5.69       264,240   13,627  5.16     173,344    9,292  5.36
  Non-taxable (TE) (1).......      42,928     3,663  8.53        51,673    4,149  8.03      55,660    4,497  8.08
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
    Total securities (1).....     305,717    18,608  6.09       315,913   17,776  5.63     229,004   13,789  6.02
Loans (2)....................     986,796    93,677  9.49       644,205   59,481  9.23     605,412   54,159  8.95
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
  Total earning assets.......   1,365,546   116,507  8.53     1,006,322   79,381  7.89     908,059   70,095  7.72
Nonearning assets, net of
 allowance for loan losses...     102,480                        81,696                     76,789
                               ----------                    ----------                   --------
    Total Assets.............  $1,468,026                    $1,088,018                   $984,848
                               ----------                    ----------                   --------
                               ----------                    ----------                   --------
LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Interest-bearing deposits:
  Savings and
   interest-bearing demand
   accounts..................  $  553,847  $ 12,800  2.31    $  482,340  $10,061  2.09    $443,873  $10,005  2.25
  Time.......................     527,412    29,437  5.58       278,197   11,040  3.97     243,579   10,300  4.23
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
    Total interest-bearing
     deposits................   1,081,259    42,237  3.91       760,537   21,101  2.77     687,452   20,305  2.95
Other borrowings.............       9,060       729  8.05         3,586      145  4.04       1,500      106  7.07
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
    Total interest-bearing
     liabilities.............   1,090,319    42,966  3.94       764,123   21,246  2.78     688,952   20,411  2.96
Demand deposits..............     244,732                       209,410                    187,774
Other liabilities............       9,182                         5,007                      4,999
                               ----------  --------  -----   ----------  -------  -----   --------  -------  -----
    Total liabilities........   1,344,233                       978,540                    881,725
Shareholders' equity.........     123,793                       109,478                    103,123
                               ----------                    ----------                   --------
    Total Liabilities and
     Shareholders' Equity....  $1,468,026                    $1,088,018                   $984,848
                               ----------                    ----------                   --------
                               ----------                    ----------                   --------
  Net Interest Income and
   Margin (3)................              $ 73,541  5.39%               $58,135  5.78%             $49,684  5.47%
                                           --------  -----               -------  -----             -------  -----
                                           --------  -----               -------  -----             -------  -----

------------------------------
(1)  Interest  income   is  presented   on  a   taxable-equivalent  basis.   The
     taxable-equivalent adjustments, were based on a marginal tax rate of 35%.

(2) Nonaccrual loans are included in total loans, but are not material to this presentation.

(3)  Net  interest  margin   is  calculated   as  net  interest   income  on   a
     taxable-equivalent basis divided by average earning assets.

    The following table details the approximate effect, on a taxable-equivalent basis, in net interest income of volume and rate changes for 1995 compared to 1994 and 1994 compared to 1993. The change in interest due to both rate and volume has been allocated to change due to rate and change due to volume in proportion to the relationship of absolute dollar amounts of change in each.

                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   1995 COMPARED TO 1994     1994 COMPARED TO 1993
                                                 -------------------------  -----------------------
                                                 VOLUME    RATE     TOTAL   VOLUME   RATE    TOTAL
                                                 -------  -------  -------  ------  -------  ------
                                                                   (IN THOUSANDS)
Increase (decrease) in interest income:
  Interest-bearing time deposits...............  $    (2) $    (3) $    (5) $  (15) $     2  $  (13)
  Federal funds sold...........................    1,462      641    2,103    (970)     947     (23)
  Securities:
    Taxable....................................      (75)   1,393    1,318   4,699     (351)  4,348
    Non-taxable (TE)...........................     (734)     248     (486)   (320)     (28)   (348)
  Loans........................................   32,478    1,718   34,196   3,545    1,777   5,322
                                                 -------  -------  -------  ------  -------  ------
    Total average earning assets...............   33,129    3,997   37,126   6,939    2,347   9,286
                                                 -------  -------  -------  ------  -------  ------
Increase (decrease) in interest expense:
  Savings and interest-bearing demand
   deposits....................................    1,585    1,154    2,739     832     (776)     56
  Time certificates............................   12,655    5,742   18,397   1,401     (661)    740
  Other borrowings.............................      354      230      584      99      (60)     39
                                                 -------  -------  -------  ------  -------  ------
    Total average interest-bearing
     liabilities...............................   14,594    7,126   21,720   2,332   (1,497)    835
                                                 -------  -------  -------  ------  -------  ------
      Net increase (decrease) in net interest
       income..................................  $18,535  $(3,129) $15,406  $4,607  $ 3,844  $8,451
                                                 -------  -------  -------  ------  -------  ------
                                                 -------  -------  -------  ------  -------  ------

PROVISION FOR LOAN LOSSES

    The provision for loan losses in 1995 was $1.5 million, compared with $1.9 million in 1994 and $3.4 million in 1993. The provision for loan losses, which is charged to operations, is based on credit losses, management's ongoing evaluation of the portfolio risk and economic conditions. The decrease in the Company's provision for loan losses between these periods reflects the general economic improvement in the Company's primary service areas. The Company has experienced a substantial reduction in net chargeoffs, which declined to $1.8 million in 1995 from $3.1 million in 1994 and $2.8 million in 1993.

NONINTEREST INCOME

    Noninterest income for 1995 was $9.5 million, compared with $7.5 million in 1994 and $8.8 million in 1993. The components of noninterest income were as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
Service charges on deposit accounts................................................  $   5,625  $   4,446  $   4,195
Other fee income...................................................................      1,621      1,185      1,052
Gain (loss) on sale of securities..................................................     --             (4)       223
Gains on sale of loans.............................................................      1,204      1,021      2,649
Other income.......................................................................      1,029        858        688
                                                                                     ---------  ---------  ---------
  Total noninterest income.........................................................  $   9,479  $   7,506  $   8,807
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    The increase in service charge income and other fee income between 1995 and 1994 was primarily acquisition related. The increase in this fee income between 1994 and 1993 is attributable to the Company modifying its service charge schedule of fees and sales fees on mutual funds and annuities which were first introduced in the fourth quarter of 1993.

NONINTEREST EXPENSE

    Total noninterest expense was $50.8 million in 1995, $44.0 million in 1994 and $40.5 in 1993. The ratio of noninterest expense to operating revenue, on a taxable-equivalent basis, excluding securities transactions was 61.2%, 67.0% and 69.6% for 1995, 1994 and 1993 respectively.

    The following table presents the major components of noninterest expense for the years ended December 31, 1995, 1994 and 1993.

                                                YEAR ENDED DECEMBER 31,          CHANGE 95/94          CHANGE 94/93
                                            -------------------------------  --------------------  --------------------
                                              1995       1994       1993         $          %          $          %
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Salaries and benefits.....................  $  27,872  $  23,381  $  21,083  $   4,491       19.2% $   2,298       10.9%
Occupancy and equipment...................      8,414      6,729      6,417      1,685       25.0        312        4.9
Regulatory expense........................      2,102      2,502      2,281       (400)     (16.0)       221        9.7
Banking forms and stationery..............      1,495      1,197      1,092        298       24.9        105        9.6
Communications expense....................      1,784      1,359      1,243        425       31.3        116        9.3
Outside data processing expense...........        786        637        960        149       23.4       (323)     (33.6)
Legal expense.............................        548        567        653        (19)      (3.4)       (86)     (13.2)
Foreclosed assets expense, net............        297        200        240         97       48.5        (40)     (16.7)
Consultant fees...........................        497        528        671        (31)      (5.9)      (143)     (21.3)
Courier service...........................        978        805        581        173       21.5        224       38.6
Promotional expense.......................        827      1,010        877       (183)     (18.1)       133       15.2
Other.....................................      5,228      5,085      4,448        143        2.8        637       14.3
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total noninterest expense...............  $  50,828  $  44,000  $  40,546  $   6,828       15.5% $   3,454        8.5%
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------

    The increase in salaries and benefits in 1995 compared to 1994 is directly related to the Company's expansion, primarily acquisition related. The Company's full-time equivalent staff numbered approximately 637 at December 31, 1995; this compares with 631 at December 31, 1994 and 546 at September 30, 1994 (number of full-time equivalent employees prior to the 1994 year-end acquisition of Old Stone). The increase in 1994 salaries and benefits compared to 1993 was primarily due to standard merit and promotional increases.

    The Company benefited from the significant reduction in premiums paid to the FDIC for deposit insurance during 1995. Effective June 30, 1995 the FDIC lowered the amount of the premiums assessed to all well capitalized insured banks from $.23 per $100 in deposits to $.04 per $100 in deposits. The FDIC has further lowered this assessment in 1996 to a flat assessment rate of $2,000 per well capitalized insured bank per year.

    There were no other material events, other than the Company's growth, both internal and through acquisitions that had a significant effect on the Company's noninterest expense between 1994 compared to 1995 and 1993 compared to 1994.

INCOME TAXES

    The provision for income taxes was $11.4 million, $6.7 million and $4.2 million in 1995, 1994 and 1993, respectively. The effective tax rates for these periods were 38.7%, 36.5% and 32.4%, respectively. The increases in the Company's effective tax rate for these periods is primarily attributable to the decrease in nontaxable income relative to the Company's earnings.

FINANCIAL CONDITION

SECURITIES

    The Company's securities portfolio increased $41.0 million or 13.8% between December 31, 1994, and December 31, 1995. Increases in the securities portfolio related to acquisitions were $54.0 million. Excluding these transactions the Company had 1995 maturities and repayments totalling $107.9 million, sales of $8.8 million and purchases of $103.3 million.

    At December 31, 1995 and 1994, the held to maturity securities portfolio had an estimated unrealized gain of $1.0 million and an unrealized loss of $12.5 million, respectively.

    At December 31, 1995, the available for sale securities portfolio had an unrealized pretax gain of $373,000. At December 31, 1994, the available for sale securities portfolio had an unrealized pretax loss of $721,000. The unrealized gain or loss on available for securities is reported on a net of tax basis as a separate component of shareholders' equity. At December 31, 1995 the unrealized gain on securities classified as available for sale, net of tax was $219,000, compared with an unrealized net loss of $421,000 at December 31, 1994.

    The improvement in the market value of the Company's total securities portfolio between December 31, 1994 and 1995, was predominately due to the improved market valuation of its mortgage-backed securities. As interest rates declined during 1995, these securities, as well as the Company's other securities, increased in market value.

    The following tables set forth the amortized cost and estimated market values of securities at the dates indicated.

                                                                            SECURITIES AVAILABLE FOR SALE
                                                                    ---------------------------------------------
                                                                                                        ESTIMATED
                                                                    AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                                                      COST       GAINS       LOSSES       VALUE
                                                                    ---------  ----------  ----------   ---------
                                                                                   (IN THOUSANDS)
December 31, 1995
------------------------------------------------------------------
U.S. Treasury securities..........................................  $ 20,332   $     171   $     (28)   $  20,475
Securities of U.S. Government agencies and
 corporations.....................................................    50,759         249         (60)      50,948
Obligations of states and political subdivisions..................     1,178          41      --            1,219
Federal Reserve stock.............................................     1,234      --          --            1,234
                                                                    ---------      -----   ----------   ---------
  Total...........................................................  $ 73,503   $     461   $     (88)   $  73,876
                                                                    ---------      -----   ----------   ---------
                                                                    ---------      -----   ----------   ---------
December 31, 1994
------------------------------------------------------------------
U.S. Treasury securities..........................................  $ 45,591      --       $    (651)   $  44,940
Securities of U.S. Government agencies and corporations...........     5,464      --             (70)       5,394
Federal Reserve stock.............................................     1,092      --          --            1,092
                                                                    ---------      -----   ----------   ---------
  Total...........................................................  $ 52,147   $  --       $    (721)   $  51,426
                                                                    ---------      -----   ----------   ---------
                                                                    ---------      -----   ----------   ---------
December 31, 1993
------------------------------------------------------------------
U.S. Treasury securities..........................................  $ 46,830   $     205   $     (10)   $  47,025
Securities of U.S. Government agencies and corporations...........     3,518         113      --            3,631
                                                                    ---------      -----   ----------   ---------
  Total...........................................................  $ 50,348   $     318   $     (10)   $  50,656
                                                                    ---------      -----   ----------   ---------
                                                                    ---------      -----   ----------   ---------

                                                                            SECURITIES HELD TO MATURITY
                                                                 -------------------------------------------------
                                                                                                        ESTIMATED
                                                                  AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                                    COST         GAINS       LOSSES       VALUE
                                                                 -----------  -----------  ----------  -----------
                                                                                  (IN THOUSANDS)
December 31, 1995
---------------------------------------------------------------
U.S. Treasury securities.......................................  $    63,300   $     366   $     (186) $    63,480
Securities of U.S. Government agencies and corporations........      150,989         563         (865)     150,687
Obligations of states and political subdivisions...............       50,113       1,194          (49)      51,258
Other securities...............................................          150      --           --              150
                                                                 -----------  -----------  ----------  -----------
  Total........................................................  $   264,552   $   2,123   $   (1,100) $   265,575
                                                                 -----------  -----------  ----------  -----------
                                                                 -----------  -----------  ----------  -----------
December 31, 1994
---------------------------------------------------------------
U.S. Treasury securities.......................................  $    74,050   $       4   $   (3,381) $    70,673
Securities of U.S. Government agencies and corporations........      109,787          10   $   (8,111)     101,686
Obligations of states and political subdivisions...............       61,997         347       (1,374)      60,970
Other securities...............................................          150      --           --              150
                                                                 -----------  -----------  ----------  -----------
  Total........................................................  $   245,984   $     361   $  (12,866) $   233,479
                                                                 -----------  -----------  ----------  -----------
                                                                 -----------  -----------  ----------  -----------
December 31, 1993
---------------------------------------------------------------
U.S. Treasury securities.......................................  $    69,969   $     525   $      (41) $    70,453
Securities of U.S. Government agencies and corporations........      110,642         241         (613)     110,270
Obligations of states and political subdivisions...............       66,943       2,591          (29)      69,505
Other securities...............................................        1,267      --           --            1,267
                                                                 -----------  -----------  ----------  -----------
  Total........................................................  $   248,821   $   3,357   $     (683) $   251,495
                                                                 -----------  -----------  ----------  -----------
                                                                 -----------  -----------  ----------  -----------

    The amortized cost and estimated market values of securities at December 31, 1995 by contractual maturity are shown on the following table. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

    For asset/liability purposes, the Company monitors these securities with consideration of prepayment assumptions. Yields have been calculated by dividing the taxable-equivalent interest income, including discount or premium, by book value. Yields on nontaxable securities of states and political subdivisions were presented on a taxable-equivalent basis using a marginal tax rate of 35%.

                                                     SECURITIES AVAILABLE FOR SALE
                             ------------------------------------------------------------------------------
                                               AFTER ONE       AFTER FIVE
                               WITHIN ONE     THROUGH FIVE    THROUGH TEN      AFTER TEN
                                  YEAR           YEARS           YEARS           YEARS           TOTAL
                             --------------  --------------  --------------  --------------  --------------
                             AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD
                             -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities...  $12,829  5.20 % $ 7,503  6.05 % $ --      --  % $ --      --  % $20,332  5.52 %
Securities of U.S.
 Government agencies and
  corporations.............    2,991  6.20    20,597  6.57    21,666  6.78    5,505   6.58    50,759  6.64
Obligations of states and
 political subdivisions....      230  9.64       549  8.69       399  8.42     --      --      1,178  8.78
Federal Reserve stock......    --      --      --      --      --      --     1,234   6.00     1,234  6.00
                             -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
Total......................  $16,050  5.45 % $28,649  6.47 % $22,065  6.81 % $6,739   6.47 % $73,503  6.35 %
                             -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
                             -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
Market Value...............  $16,027         $28,898         $22,160         $6,791          $73,876
                             -------         -------         -------         -------         -------
                             -------         -------         -------         -------         -------

                                                    SECURITIES HELD TO MATURITY
                           ------------------------------------------------------------------------------
                                             AFTER ONE       AFTER FIVE
                             WITHIN ONE     THROUGH FIVE    THROUGH TEN      AFTER TEN
                                YEAR           YEARS           YEARS           YEARS           TOTAL
                           --------------  --------------  --------------  --------------  --------------
                           AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD  AMOUNT   YIELD
                           -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury
 securities..............  $20,676  4.83 % $42,624  5.51 % $ --      --  % $ --      --  % $63,300  5.29 %
Securities of U.S.
 Government agencies and
 corporations............   16,243  6.02    66,065  5.82    36,409  6.87    32,272  6.82   150,989  6.31
Obligations of states and
 political
 subdivisions............   11,144  8.30    25,311  7.64    12,236  7.77     1,422  7.37    50,113  7.81
Other securities.........    --      --        150  8.37     --      --      --      --        150  8.37
                           -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
Total....................  $48,063  6.04 % $134,150 6.07 % $48,645  7.10 % $33,694  6.84 % $264,552 6.35 %
                           -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
                           -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
Market Value.............  $48,203         $134,522        $49,357         $33,493         $265,575
                           -------         -------         -------         -------         -------
                           -------         -------         -------         -------         -------

LOAN PORTFOLIO

    The Company's lending activities are geographically concentrated in Northern California, specifically the San Francisco Bay Area and Central Valley. The loan portfolio mix consists primarily of commercial, industrial and agricultural loans, real estate construction and land development loans, residential and commercial real estate mortgages, consumer installment loans and individual lines of credit. The following table sets forth the breakdown of loans outstanding by type at the dates indicated.

                                                                          DECEMBER 31,
                                                -----------------------------------------------------------------
                                                    1995          1994         1993         1992         1991
                                                -------------  -----------  -----------  -----------  -----------
                                                                         (IN THOUSANDS)
Real estate --
  Construction and land development...........  $     125,837  $    99,975  $    74,748  $    83,156  $    93,792
  1 - 4 family residential mortgages..........        344,561      348,361      119,633      117,350      138,105
  Other real estate mortgages.................        236,717      186,638      168,866      146,254      113,372
Commercial, industrial and agricultural.......        183,930      159,266      145,662      160,946      176,599
Consumer......................................        139,735      119,236      100,388      104,668      124,695
                                                -------------  -----------  -----------  -----------  -----------
  Total loans.................................  $   1,030,780  $   913,476  $   609,297  $   612,374  $   646,563
                                                -------------  -----------  -----------  -----------  -----------
                                                -------------  -----------  -----------  -----------  -----------

    The Company's loan portfolio increased $117.3 million or 12.8% at December 31, 1995 compared to December 31, 1994. The increase was primarily due to 1995 acquisitions.

    The Company has historically been active in financing the construction and development of residential properties. This portion of the loan portfolio increased $25.9 million (25.9%) at December 31, 1995 compared to December 31, 1994. Although a significant percentage of the Company's nonperforming loans come from this portion of the portfolio, the Company has not historically suffered any material losses in this area.

    Loans secured by 1 - 4 family residential properties decreased $3.8 million (1.1%) in 1995 compared to 1994. This decrease was primarily attributable to loan repayments on single family residences secured by first deeds of trust. The Company acquired a significant portion of these loans (approximately $240 million) in connection with the Old Stone acquisition during 1994. These loans have experienced an accelerated level of repayments and refinancings during 1995 due to favorable market rates.

    Other  real  estate  mortgages,  the   majority  of  which  are   commercial
properties, are another active market for the Company. The underwriting standards and administrative guidelines regarding these credits are specific and stringent. These loans are generally owner occupied business properties that are limited to specific types of properties. This portion of the portfolio increased $50.1 million (26.8%) during 1995 compared to 1994.

    Commercial, industrial and agricultural loans increased $24.7 million (15.5%) at December 31, 1995 compared to December 31, 1994. This segment of the portfolio consists of secured and unsecured lines of credit for the operation and expansion needs of small and middle-market businesses and professionals, including inventory, accounts receivable and equipment. Agricultural loans consist of loans to finance agricultural production and other loans to farmers. Agricultural loans that are secured by real estate (farmland) are included in other real estate mortgages.

    Consumer loans increased by $20.5 million (17.2%) at December 31, 1995 compared to December 31, 1994. The consumer loan portfolio consists of automobile loans, personal lines of credit to individuals and other personal loans.

    Inherent in any loan portfolio are risks associated with certain types of loans. The Company's objective is to limit these risks through strict loan policies and review procedures. Included in these policies are specific loan-to-value limitations as to various categories of real estate related loans. The Company has also established policies to limit the degree of portfolio concentration in any product type or to any individual borrower.

    At December  31, 1995  there was  no concentration  of loans  in any  single
category   that  was  not  otherwise  disclosed  in  the  loan  portfolio  table previously.

    The following table presents information for selected loans concerning loan maturities and sensitivity to change in the loan portfolio as well as the total of all such loans due after one year that have fixed or floating interest rates at December 31, 1995.

                                                                                AFTER ONE     AFTER
                                                                  ONE YEAR OR    THROUGH      FIVE
                                                                     LESS      FIVE YEARS     YEARS       TOTAL
                                                                  -----------  -----------  ---------  -----------
Maturity Distribution of Selected Loans:
  Construction and land development.............................  $    99,222   $  11,051   $  15,564  $   125,837
  Commercial, industrial and agricultural.......................       92,382      79,042      12,506      183,930
                                                                  -----------  -----------  ---------  -----------
    Total.......................................................  $   191,604   $  90,093   $  28,070  $   309,767
                                                                  -----------  -----------  ---------  -----------
                                                                  -----------  -----------  ---------  -----------
Sensitivity to Changes in Interest Rates:
  Loans with fixed interest rates...............................                $  20,636   $   8,386
  Loans with floating interest rates............................                   69,457      19,684
                                                                               -----------  ---------
    Total.......................................................                $  90,093   $  28,070
                                                                               -----------  ---------
                                                                               -----------  ---------

ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Balance, beginning of year......................  $    12,822  $    11,547  $     9,855  $     9,459  $    11,450
                                                  -----------  -----------  -----------  -----------  -----------
Deduct loans charged-off:
  Real estate...................................         (540)        (465)        (740)        (467)      (1,138)
  Commercial, industrial and agricultural.......       (1,292)      (2,059)      (1,820)      (2,598)      (5,366)
  Consumer......................................         (896)      (1,178)      (1,182)      (1,673)        (962)
                                                  -----------  -----------  -----------  -----------  -----------
    Total charge-offs...........................       (2,728)      (3,702)      (3,742)      (4,738)      (7,466)
                                                  -----------  -----------  -----------  -----------  -----------
Add recoveries of loans charged-off:
  Real estate...................................          145            8          177           46           16
  Commercial, industrial and agricultural.......          597          320          384          721          349
  Consumer......................................          177          282          336          302          255
                                                  -----------  -----------  -----------  -----------  -----------
    Total recoveries............................          919          610          897        1,069          620
                                                  -----------  -----------  -----------  -----------  -----------
  Net charge-offs...............................       (1,809)      (3,092)      (2,845)      (3,669)      (6,846)
                                                  -----------  -----------  -----------  -----------  -----------
Provision for loan losses.......................        1,485        1,895        3,425        4,065        4,855
Allowance related to acquisitions...............        2,338        2,472        1,112      --           --
                                                  -----------  -----------  -----------  -----------  -----------
Balance, end of year............................  $    14,836  $    12,822  $    11,547  $     9,855  $     9,459
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Net charge-offs to average loans outstanding....         0.18%        0.48%        0.47%        0.58%        1.03%
Average loans outstanding.......................  $   986,796  $   644,205  $   605,412  $   632,616  $   663,444
Allowance at end of year to loans outstanding...         1.44%        1.40%        1.90%        1.61%        1.46%

    Net charge-offs decreased $1.3 million or 41.5% during 1995 compared to 1994 which increased $247,000 (8.7%) compared to 1993. An improved economy and successful collection efforts were major factors contributing to lower charge-off levels.

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

    A loan is considered impaired, within the scope of SFAS No. 114, when, based on current information and events, it is probable that the Company will be unable to collect principal or interest due according to the contractual terms of the original loan agreement.

    The Company measures the impairment of a loan when and while a loan is on nonaccrual or the loan has been restructured. The amount of impairment is calculated by the Company using discounted cash flows, except when the source of repayment for the loan is through the liquidation of the underlying collateral. For these loans, the net realizable value of the collateral (current fair value less estimated costs to sell) is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, the Company recognizes such impairment by creating or adjusting the existing allowance for loan losses. If full collection is uncertain, cash receipts are applied first to principal, then to recovery of amounts previously charged-off, then to interest income. An analysis of the Company's recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at December 31, 1995 is presented in Note 1, Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements.

    The Company performs a quarterly assessment to determine the appropriate level of the allowance for loan losses. This process uses a series of allocation methods including specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated portion of the allowance for loan losses. Based on management's analysis of the Company's overall allowance for loan losses, management believes that the provision for loan losses for 1995 is appropriate. It is management's opinion that the allowance for loan losses at December 31, 1995, is adequate to provide for potential losses in the current loan portfolio. No assurances can be given that adverse economic conditions or other factors will not result in increased losses in the Company's loan portfolio. The allocation of the allowance for loan losses ("Allocation") and the ratio of the loan category to outstanding loans ("Ratio") are summarized in the following table.

                                                         COMPONENTS OF ALLOWANCE FOR LOAN LOSSES
                            --------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                            --------------------------------------------------------------------------------------------------
                                   1995                1994                1993                1992                1991
                            ------------------  ------------------  ------------------  ------------------  ------------------
                            ALLOCATION   RATIO  ALLOCATION   RATIO  ALLOCATION   RATIO  ALLOCATION   RATIO  ALLOCATION   RATIO
                            ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----
                                                                      (IN THOUSANDS)
Real estate...............   $ 4,764      68.6   $ 4,736      69.5   $ 3,085      59.6    $2,586      56.6    $4,377      53.4
Commercial, industrial and
 agricultural.............     4,148      17.8     3,510      17.4     3,991      23.9     4,158      26.3     2,381      27.3
Consumer..................       308      13.6       580      13.1       352      16.5       377      17.1       734      19.3
Unallocated(1)............     5,616      n/a      3,996      n/a      4,119      n/a      2,734      n/a      1,967      n/a
                            ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----
  Total...................   $14,836     100.0   $12,822     100.0   $11,547     100.0    $9,855     100.0    $9,459     100.0
                            ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----
                            ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----

--------------------------
(1) The unallocated portion of the allowance is evaluated as part of the overall evaluation of the adequacy of the allowance and takes into consideration various loan portfolio risk factors, including loan growth and concentrations, lending policies, delinquency trends and general economic conditions. This amount and any unabsorbed portion of the allocated allowance is also available for any of the above listed loan categories.

    The allowance for loan losses should not be interpreted as an indication that charge-offs in the future will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS AND FORECLOSED ASSETS

    The following table presents the Company's nonaccrual and restructured loans and foreclosed assets as well as loans past due 90 days and still accruing interest, covering a five year period.

Classification of a loan as nonaccrual or restructured does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part.

                                                                        DECEMBER 31,
                                                         -------------------------------------------
                                                          1995     1994     1993     1992     1991
                                                         -------  -------  -------  -------  -------
                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Construction and land development....................  $ 3,198  $ 4,052  $ 3,227  $ 3,410  $ 7,300
  1-4 family residential mortgages.....................    5,341    3,359      510      325      110
  Other real estate mortgages..........................    2,720       53    1,041    1,923       59
Commercial, industrial and agricultural................      679    1,209    2,364    1,029      298
Consumer...............................................      435       78      573      386      201
                                                         -------  -------  -------  -------  -------
  Total nonaccrual loans...............................   12,373    8,751    7,715    7,073    7,968
Restructured loans.....................................    2,544    4,285    3,724    1,697    --
                                                         -------  -------  -------  -------  -------
  Total nonperforming loans............................   14,917   13,036   11,439    8,770    7,968
Foreclosed assets......................................    3,215    2,415    2,842    6,388    9,967
                                                         -------  -------  -------  -------  -------
  Total nonperforming assets...........................  $18,132  $15,451  $14,281  $15,158  $17,935
                                                         -------  -------  -------  -------  -------
                                                         -------  -------  -------  -------  -------
Nonperforming loans as a percentage of total loans.....      1.4%     1.4%     1.9%     1.4%     1.2%
Nonperforming assets as a percentage of total loans and
 foreclosed assets.....................................      1.8%     1.7%     2.3%     2.4%     2.7%
Loans past due 90 days and still accruing interest.....  $   161  $   659  $   640  $   214  $   505
Foregone interest......................................  $ 1,200  $   665  $   670  $   747  $ 1,404

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

    Management is not aware of any significant potential problem loans which have not otherwise been disclosed as a nonaccrual or restructured loan at December 31, 1995, in which there is known information about possible credit problems of a borrower that has caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

DEPOSITS

    Total deposits increased $246.2 million or 20.9% at December 31, 1995 compared to December 31, 1994. Average daily deposits, along with the average rates paid thereon, for the years ended December 31, 1995, 1994 and 1993 are summarized in the following table.

                                                                DECEMBER 31,
                                             ---------------------------------------------------
                                                   1995              1994             1993
                                             -----------------  ---------------  ---------------
                                               AMOUNT    RATE    AMOUNT   RATE    AMOUNT   RATE
                                             ----------  -----  --------  -----  --------  -----
                                                           (DOLLARS IN THOUSANDS)
Noninterest-bearing demand.................  $  244,732     --% $209,410     --% $187,774     --%
Savings and interest-bearing demand........     553,847   2.31   482,340   2.09   443,873   2.25
Time certificates $100,000 or more.........     103,259   5.25    67,737   3.66    73,181   3.82
Other time.................................     424,153   5.66   210,460   4.07   170,398   4.41
                                             ----------  -----  --------  -----  --------  -----
  Total deposits...........................  $1,325,991   3.19% $969,947   2.18% $875,226   2.32%
                                             ----------  -----  --------  -----  --------  -----
                                             ----------  -----  --------  -----  --------  -----

    The total amount held in the accounts of any single depositor is not material in relationship to total deposits.

    Summarized below, by time remaining until maturity, are the amount of outstanding time certificates of deposit issued in the amounts of $100,000 or more:

                                                                             DECEMBER 31, 1995
                                                                             -----------------
                                                                              (IN THOUSANDS)
Three months or less.......................................................     $    66,401
Over three through six months..............................................          23,620
Over six through twelve months.............................................          33,989
Over twelve months.........................................................          21,398
                                                                             -----------------
  Total....................................................................     $   145,408
                                                                             -----------------
                                                                             -----------------

ASSET/LIABILITY MANAGEMENT

    The Company has separate policies and guidelines for managing the Company's balance sheet and off-balance sheet activities which are incorporated and considered integral parts of the asset/ liability management process. Certain policies may be governed and implemented by committees or persons other than the Asset/Liability Committee (ALCO) as directed by the Board of Directors. Overall asset/liability management encompasses the management and monitoring of asset quality, liquidity and capital needs and interest rate risk.

INTEREST RATE RISK

    One of the principal objectives of asset/liability management is to manage the risks associated with changing interest rates and their impact on earnings. The ALCO regularly evaluates and sets predetermined limits on the sensitivity of each Bank's net interest income to changes in interest rates.

    Interest rate risk can be viewed from a variety of perspectives, including the sensitivity of earnings to rate movements and the sensitivity of the market value of the Company's equity to changes in interest rates. One way to measure how a change in interest rates will impact net interest income in specific time frames is through a cumulative gap analysis. Traditional gap analysis represents interest rate risk in terms of the mismatch between the stated repricing of the Company's earning assets and interest-bearing liabilities within defined time periods. As shown in the following table, at December 31, 1995, the cumulative one-year contractual gap for the Company was a negative $77.4 million, or (5.4%) of earning assets. In other words, 5.4% of the Company's interest-bearing liabilities has the potential to reprice or mature more quickly than its earning assets in one year.

                                                    INTEREST RATE SENSITIVITY
                               -------------------------------------------------------------------
                                  0-3                               OVER
                                MONTHS    3-12 MONTHS  1-5 YEARS   5 YEARS   NON-MARKET   TOTAL
                               ---------  -----------  ---------  ---------  ---------  ----------
                                                     (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold...........  $  76,175   $  --       $  --      $  --      $  --      $   76,175
Securities (1)...............     48,027      54,143     148,546     86,478      1,234     338,428
Loans (2)....................    490,539     279,089     170,899     77,880     12,373   1,030,780
                               ---------  -----------  ---------  ---------  ---------  ----------
    Total earning assets.....    614,741     333,232     319,445    164,358     13,607   1,445,383
Noninterest-earning assets...     --          --          --         --        125,075     125,075
                               ---------  -----------  ---------  ---------  ---------  ----------
  Total assets...............    614,741     333,232     319,445    164,358    138,682   1,570,458
                               ---------  -----------  ---------  ---------  ---------  ----------
Liabilities and Shareholders'
 Equity:
Deposits:
  Savings and
   interest-bearing demand
   deposits..................  $ 565,370   $  --       $  --      $  --      $  --      $  565,370
  Time certificates, $100,000
   or more...................     66,401      57,609      21,198        200     --         145,408
  Other time.................    157,286     178,715      87,681     --         --         423,682
                               ---------  -----------  ---------  ---------  ---------  ----------
  Total interest-bearing
   deposits..................    789,057     236,324     108,879        200     --       1,134,460
Borrowed funds...............     --          --          --         --             90          90
                               ---------  -----------  ---------  ---------  ---------  ----------
  Total interest-bearing
   liabilities...............    789,057     236,324     108,879        200         90   1,134,550
                               ---------  -----------  ---------  ---------  ---------  ----------
Noninterest-bearing
 liabilities.................     --          --          --         --        305,147     305,147
Shareholders' equity.........     --          --          --         --        130,761     130,761
                               ---------  -----------  ---------  ---------  ---------  ----------
  Total liabilities and
   shareholders' equity......    789,057     236,324     108,879        200    435,998   1,570,458
                               ---------  -----------  ---------  ---------  ---------  ----------
Incremental gap..............   (174,316)     96,908     210,566    164,158   (297,316)     --
                               ---------  -----------  ---------  ---------  ---------  ----------
Cumulative gap...............  $(174,316)  $ (77,408)  $ 133,158  $ 297,316  $  --
                               ---------  -----------  ---------  ---------  ---------
                               ---------  -----------  ---------  ---------  ---------
% to earning assets..........      (12.1)       (5.4)        9.2       20.6     --
                               ---------  -----------  ---------  ---------  ---------
                               ---------  -----------  ---------  ---------  ---------

------------------------
(1) The nonmarket column consists of Federal Reserve Bank stock

(2) The nonmarket column consists of nonaccrual loans of $12,373

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

    These two approaches to interest rate risk measurement are complementary and are used in tandem by the individual Banks to provide a more complete picture of the interest rate risk associated with their balance sheets. Included in the Company's Asset/Liability Management Policy are limitations on the maximum volatility each Bank may undertake associated with possible interest rate movement.

LIQUIDITY

    Liquidity is defined as the Company's ability to provide funds to meet customers' loan and deposit needs and to fund operations in the most timely and cost effective basis. The Company's liquidity is measured and managed on an individual bank basis. The holding company (parent) is funded primarily by dividends and management fee income from its subsidiaries.

    Core deposits have historically provided the Company with funding sources. The Company also utilizes repurchase agreements. In addition, the Banks have informal federal funds borrowing arrangements with correspondent banks to meet unforeseen deposit outflows. At December 31, 1995 and December 31, 1994, the Company's loan to deposit ratio was 72.3% and 77.4%, respectively.

CAPITAL

    The Company reviews various capital adequacy ratios on a quarterly basis to ensure that each banking subsidiary and the consolidated Company are within established internal and external guidelines. The Company and its banking subsidiaries are subject to risk-based capital regulations.

    These guidelines are used to evaluate capital adequacy and are based on an institution's balance sheet risk and off-balance sheet risk. Current regulations define capital adequacy into five categories; well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized. Each of these capital categories have predefined risk-based capital ratio minimums. At December 31, 1995 and December 31, 1994, the capital ratios of the Company exceeded the "well capitalized" threshold as prescribed by banking regulators. An institution's deposit insurance premiums are determined through a matrix based on the institution's capital category and supervisory subgroup. Any reduction in an institution's capital category can significantly increase premiums.

    The following table presents the Company's capital positions at December 31, 1995 and December 31, 1994, including the risk-based capital ratio and leverage ratio.

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1995          1994
                                                                                        -------------  -----------
                                                                                          (DOLLARS IN THOUSANDS)
Tier 1:
    Shareholders' equity..............................................................  $     130,761  $   112,243
    Less: Intangibles.................................................................         (6,975)        (906)
    Adjust: Unrealized (gains) losses on securities available for sale, net...........           (219)         421
                                                                                        -------------  -----------
      Total Tier 1 capital............................................................        123,567      111,758
Tier 2 capital........................................................................         12,838       11,042
                                                                                        -------------  -----------
      Total risk-based capital........................................................  $     136,405  $   122,800
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Risk-adjusted assets..................................................................  $   1,027,057  $   883,325
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Tier 1 capital/risk-adjusted assets
    Capital ratio.....................................................................         12.03%       12.65%
    Minimum ratio.....................................................................           4.00         4.00
Total risk-based capital/risk-adjusted assets
    Capital ratio.....................................................................          13.28        13.90
    Minimum...........................................................................           8.00         8.00
Leverage ratio........................................................................           7.98        10.27

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

    The  following  quarterly  financial  information  for  1995  and  1994   is
unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for the periods shown have been made.

                                                                              1995 QUARTER ENDED
                                                                     ------------------------------------
                                                                     DEC. 31  SEPT. 30   JUNE 30  MAR. 31
                                                                     -------  --------   -------  -------
                                                                       (IN THOUSANDS EXCEPT PER SHARE)
Interest income....................................................  $30,627  $ 30,326   $27,541  $26,731
Interest expense...................................................   11,585    11,524    10,366    9,491
                                                                     -------  --------   -------  -------
  Net interest income..............................................   19,042    18,802    17,175   17,240
Provision for loan losses..........................................      440       445       210      390
                                                                     -------  --------   -------  -------
  Net interest income after provision for loan losses..............   18,602    18,357    16,965   16,850
Noninterest income.................................................    2,608     2,611     2,250    2,010
Noninterest expense................................................   12,920    13,020    12,500   12,388
Provision for income taxes.........................................    3,207     3,206     2,505    2,472
                                                                     -------  --------   -------  -------
  Net income.......................................................  $ 5,083  $  4,742   $ 4,210  $ 4,000
                                                                     -------  --------   -------  -------
                                                                     -------  --------   -------  -------
  Net income per share.............................................  $  0.51  $   0.47   $  0.42  $  0.40
                                                                     -------  --------   -------  -------
                                                                     -------  --------   -------  -------

                                                                              1994 QUARTER ENDED
                                                                     ------------------------------------
                                                                     DEC. 31  SEPT. 30   JUNE 30  MAR. 31
                                                                     -------  --------   -------  -------
                                                                       (IN THOUSANDS EXCEPT PER SHARE)
Interest income....................................................  $21,906  $ 19,774   $18,722  $17,570
Interest expense...................................................    6,252     5,221     4,943    4,830
                                                                     -------  --------   -------  -------
  Net interest income..............................................   15,654    14,553    13,779   12,740
Provision for loan losses..........................................      415       425       585      470
                                                                     -------  --------   -------  -------
  Net interest income after provision for loan losses..............   15,239    14,128    13,194   12,270
Noninterest income.................................................    2,068     1,724     1,716    1,998
Noninterest expense................................................   11,907    10,903    10,592   10,598
Provision for income taxes.........................................    2,057     1,852     1,552    1,240
                                                                     -------  --------   -------  -------
  Net income.......................................................  $ 3,343  $  3,097   $ 2,766  $ 2,430
                                                                     -------  --------   -------  -------
                                                                     -------  --------   -------  -------
  Net income per share.............................................  $  0.36  $   0.33   $  0.30  $  0.26
                                                                     -------  --------   -------  -------
                                                                     -------  --------   -------  -------

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See index to Financial Statements and Schedules included on page 29 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS.

    Set forth below are the names and ages of the directors of the Company, the principal occupations at present and for the past five years of each director, certain directorships held by each, and the year since which the director has been continuously a director of the Company. Except as otherwise indicated below, each director has been engaged in the indicated principal occupation or employment for more than the past five years. The information set forth in the following table has been furnished to the Company by the respective directors.

                                         YEAR FIRST ELECTED DIRECTOR, POSITION AND OFFICES WITH
                                         THE COMPANY; PRINCIPAL OCCUPATION DURING THE PAST FIVE
           NAME                 AGE                              YEARS
---------------------------     ---     --------------------------------------------------------
Dale C. Adams                   54      Director of the Company (1991-present). Attorney at law
                                         and partner in the law firm of Boatwright, Adams and
                                         Bechelli.
Harry A. Avila                  57      Director of the Company (1991-present). President of
                                         Essanay Property Management, a real estate investment
                                         firm.
Wayne W. Bennett                47      Director of the Company (1991-present). Certified Public
                                         Accountant.
Richard J. Clancy               63      Director of the Company (1991-present). Chairman and CEO
                                         of Security Pacific Real Estate.
Joseph P. Colmery               42      Director, President and CEO of the Company
                                         (1991-present). President and CEO of Mission-Valley
                                         Bancorp (1987-1991).
Keith S. Fraser                 59      Director of the Company (1988-present). Attorney at law
                                         and partner in the law firm of Varni, Fraser, Hartwell
                                         & Rodgers.
Donald J. Gehb                  64      Director and Chairman of the Company (1991-present).
                                         Director, President and CEO of the Company (1971-1991).
Thomas F. Matthews              65      Director of the Company (1990-present). Co-publisher of
                                         Tracy Press, newspaper.
James L. McKenna, Jr.           60      Director of the Company (1984-present). Certified public
                                         accountant, and a partner in the accounting firm of
                                         Kimbell, McKenna & von Kaschnitz.
Ralph N. Mendelson              65      Director of the Company (1971-present). Attorney, of
                                         counsel for the law firm of Mendelson & Brown, a
                                         partnership composed of professional corporations and
                                         individuals.
A. Steve Simi                   62      Director of the Company (1976-present). President of
                                         Cochran & Celli, automobile dealerships.

    (b) EXECUTIVE OFFICERS OF THE REGISTRANT.

           NAME                 AGE       POSITIONS AND OFFICES HELD AND DATE FROM WHICH HELD
---------------------------     ---     --------------------------------------------------------
Donald J. Gehb                  64      Chairman of the Board of the Company (1991 to present),
                                         Director, President and Chief Executive Officer of the
                                         Company (1971 to 1991).
Joseph P. Colmery               42      Director, President and Chief Executive Officer of the
                                         Company (1991 to present), Director, President and
                                         Chief Executive Officer of Mission-Valley Bancorp (1987
                                         to 1991).
John W. Larsen                  60      Executive Vice President and Senior Credit Officer of
                                         the Company (1991 to present), Senior Vice President
                                         and Senior Credit Officer of Mission-Valley Bancorp
                                         (1987 to 1991).
Vincent M. Leveroni             48      Executive Vice President and Chief Financial Officer of
                                         the Company (1979 to present).
Ted Teruo Kitada                47      Executive Vice President, General Counsel and Assistant
                                         Corporate Secretary of the Company (1994 to present),
                                         Executive Vice President, General Counsel and Assistant
                                         Corporate Secretary of Pacific Western Bancshares, Inc.
                                         (1986 to 1994).
James A. Mayer                  54      Executive Vice President of the Company (1994 to
                                         present) President and Chief Executive Officer of
                                         Lamorinda National Bank (1990 to 1994).

    (c) OFFICER AND DIRECTOR REPORTS.

    None.

ITEM 11 -- EXECUTIVE COMPENSATION

    Information regarding executive compensation will be included in the Company's Proxy Statement to be filed with the SEC by April 30, 1996, under the caption "EXECUTIVE COMPENSATION." Such information is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The security ownership of certain beneficial owners and of management will be included in the Company's Proxy Statement to be filed with the SEC by April 30, 1996, under the caption "STOCK OWNERSHIP OF MANAGEMENT." Such information is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain transactions to which the Company or its subsidiaries and directors or executive officers of the Company have been a party will be included in the Company's Proxy Statement to be filed with the SEC by April 30, 1996, under the caption "TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND OTHERS." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statement Schedule

    The following is an index of the financial statements filed in this report.

    CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                           -------------
Consolidated Balance Sheet -- December 31, 1995 and 1994.................................       F-1
Consolidated Statement of Income -- For Each of the Years in the Three-Year Period Ended
 December 31, 1995.......................................................................       F-2
Consolidated Statement of Changes in Shareholders' Equity -- For Each of the Years in the
 Three-Year Period Ended December 31, 1995...............................................       F-3
Consolidated Statement of Cash Flows -- For Each of the Years in the Three-Year Period
 Ended December 31, 1995.................................................................      F-4,5
Notes to Consolidated Financial Statements...............................................   F-6 to F-21
Independent Auditors' Report.............................................................      F-22

    2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

    3. Exhibits are listed on Exhibit Index on pages 32-33 of this report on Form 10-K.

    (b) Reports of Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1996                         CALIFORNIA BANCSHARES, INC.
                                             (Registrant)

                                          By: ____/S/__JOSEPH P. COLMERY________
                                                      Joseph P. Colmery
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                            DATE
------------------------------------------------  --------------------------------------  -----------------------

               /S/  JOSEPH P. COLMERY             President and Chief Executive Officer
     --------------------------------------        (Principal Executive Officer),         March 20, 1996
               Joseph P. Colmery                   Director

                  /S/  DONALD J. GEHB
     --------------------------------------                                               March 20, 1996
                 Donald J. Gehb                   Chairman of the Board and Director

              /S/  VINCENT M. LEVERONI            Executive Vice President and Chief
     --------------------------------------        Financial Officer and Principal        March 20, 1996
              Vincent M. Leveroni                  Accounting Officer

                   /S/  DALE C. ADAMS
     --------------------------------------                                               March 20, 1996
                 Dale C. Adams                    Director

                  /S/  HARRY A. AVILA
     --------------------------------------                                               March 20, 1996
                 Harry A. Avila                   Director

                /S/  WAYNE W. BENNETT
     --------------------------------------                                               March 20, 1996
                Wayne W. Bennett                  Director

                /S/  RICHARD J. CLANCY
     --------------------------------------                                               March 20, 1996
               Richard J. Clancy                  Director

                 /S/  KEITH S. FRASER
     --------------------------------------                                               March 20, 1996
                Keith S. Fraser                   Director

              /S/  THOMAS F. MATTHEWS
     --------------------------------------                                               March 20, 1996
               Thomas F. Matthews                 Director

                   SIGNATURE                                      TITLE                            DATE
------------------------------------------------  --------------------------------------  -----------------------

             /S/  JAMES L. MCKENNA, JR.
     --------------------------------------                                               March 20, 1996
             James L. McKenna, Jr.                Director

              /S/  RALPH N. MENDELSON
     --------------------------------------                                               March 20, 1996
               Ralph N. Mendelson                 Director

                   /S/  A. STEVE SIMI
     --------------------------------------                                               March 20, 1996
                 A. Steve Simi                    Director

                  CALIFORNIA BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
                                                                                       (IN THOUSANDS EXCEPT SHARE
                                                                                                AMOUNTS)
Cash and due from banks.............................................................  $      81,606  $      66,587
Federal funds sold..................................................................         76,175         14,800
                                                                                      -------------  -------------
  Total cash and cash equivalents...................................................        157,781         81,387
Securities:
  Available for sale................................................................         73,876         51,426
  Held to maturity (approximate market values of $265,575 in 1995 and $233,479 in
   1994)............................................................................        264,552        245,984
                                                                                      -------------  -------------
    Total securities................................................................        338,428        297,410
Loans, net of allowance for loan losses of $14,836 in 1995 and $12,822 in 1994......      1,015,944        900,654
Premises and equipment, net.........................................................         20,040         17,329
Interest receivable and other assets................................................         38,265         36,516
                                                                                      -------------  -------------
TOTAL ASSETS........................................................................  $   1,570,458  $   1,333,296
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                                   LIABILITIES
Deposits:
  Non interest-bearing demand.......................................................  $     291,435  $     228,211
  Savings and interest-bearing demand...............................................        565,370        519,431
  Time certificates, $100,000 or more...............................................        145,408         86,338
  Other time........................................................................        423,682        345,737
                                                                                      -------------  -------------
    Total deposits..................................................................      1,425,895      1,179,717
Borrowed funds......................................................................             90         29,747
Interest payable and other liabilities..............................................         13,712         11,589
                                                                                      -------------  -------------
    Total liabilities...............................................................      1,439,697      1,221,053
                                                                                      -------------  -------------
Commitments and contingent liabilities


                                               SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Shares authorized: 2,000,000
  Shares issued: none
Common stock, $2.50 par value
  Shares authorized: 16,000,000
  Shares issued and outstanding: 1995 -- 10,060,685
                               1994 --  9,353,364...................................         25,152         23,383
Capital surplus.....................................................................         38,766         35,707
Unrealized gain (loss) on securities available for sale, net........................            219           (421)
Retained earnings...................................................................         66,624         53,574
                                                                                      -------------  -------------
    Total shareholders' equity......................................................        130,761        112,243
                                                                                      -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................  $   1,570,458  $   1,333,296
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CALIFORNIA BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1995        1994       1993
                                                                                -----------  ---------  ---------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE
                                                                                            AMOUNTS)
INTEREST INCOME
Loans.........................................................................  $    93,677  $  59,481  $  54,159
Securities:
  Taxable.....................................................................       14,945     13,627      9,292
  Exempt from Federal income taxes............................................        2,381      2,740      2,972
Other interest income.........................................................        4,222      2,124      2,147
                                                                                -----------  ---------  ---------
  Total interest income.......................................................      115,225     77,972     68,570
                                                                                -----------  ---------  ---------
INTEREST EXPENSE
Interest on deposits..........................................................       42,237     21,101     20,305
Interest on borrowed funds....................................................          729        145        106
                                                                                -----------  ---------  ---------
  Total interest expense......................................................       42,966     21,246     20,411
                                                                                -----------  ---------  ---------
  Net interest income.........................................................       72,259     56,726     48,159
Provision for loan losses.....................................................        1,485      1,895      3,425
                                                                                -----------  ---------  ---------
  Net interest income after provision for loan losses.........................       70,774     54,831     44,734
                                                                                -----------  ---------  ---------
NONINTEREST INCOME
Service charges on deposit accounts...........................................        5,625      4,446      4,195
(Loss) gain on sale of securities, net........................................      --              (4)       223
Other operating income........................................................        3,854      3,064      4,389
                                                                                -----------  ---------  ---------
  Total noninterest income....................................................        9,479      7,506      8,807
                                                                                -----------  ---------  ---------
NONINTEREST EXPENSE
Salaries and employee benefits................................................       27,872     23,381     21,083
Occupancy.....................................................................        4,635      3,416      3,352
Equipment.....................................................................        3,779      3,313      3,065
Other operating expense.......................................................       14,542     13,890     13,046
                                                                                -----------  ---------  ---------
  Total noninterest expense...................................................       50,828     44,000     40,546
                                                                                -----------  ---------  ---------
Income before provision for income taxes......................................       29,425     18,337     12,995
Provision for income taxes....................................................       11,390      6,701      4,206
                                                                                -----------  ---------  ---------
NET INCOME....................................................................  $    18,035  $  11,636  $   8,789
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
PER SHARE
  Net Income..................................................................  $      1.80  $    1.24  $    0.94
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
  Weighted average shares outstanding.........................................       10,014      9,365      9,318
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CALIFORNIA BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               UNREALIZED
                                                                                              GAIN (LOSS)
                                                                                                   ON
                                                                                               SECURITIES
                                                                                               AVAILABLE
                                                  SHARES      COMMON     CAPITAL   RETAINED    FOR SALE,
                                                OUTSTANDING    STOCK     SURPLUS   EARNINGS       NET          TOTAL
                                                -----------  ---------  ---------  ---------  ------------  -----------
                                                                            (IN THOUSANDS)
BALANCE, DECEMBER 31, 1992....................       9,279   $  23,199  $  32,782  $  44,669   $   --       $   100,650
  Issuance of stock for dividend reinvestment
   and stock option plans.....................         127         316        878                                 1,194
  Common stock repurchased....................         (54)       (135)                 (531)                      (666)
  Tax benefit of stock options exercised......                                 95                                    95
  Cash dividends declared ($0.52 per share)...                                        (4,078)                    (4,078)
  Net income..................................                                         8,789                      8,789
                                                -----------  ---------  ---------  ---------  ------------  -----------
BALANCE, DECEMBER 31, 1993....................       9,352      23,380     33,755     48,849       --           105,984
  Issuance of stock for dividend reinvestment
   and stock option plans.....................         139         348      1,767                                 2,115
  Common stock repurchased....................        (138)       (345)               (1,946)                    (2,291)
  Tax benefit of stock options exercised......                                185                                   185
  Payment of merger related fractional
   shares.....................................                                            (6)                        (6)
  Cash dividends declared ($0.55 per share)...                                        (4,959)                    (4,959)
  Unrealized loss on securities available for
   sale, net..................................                                                       (421)         (421)
  Net income..................................                                        11,636                     11,636
                                                -----------  ---------  ---------  ---------  ------------  -----------
BALANCE, DECEMBER 31, 1994....................       9,353      23,383     35,707     53,574         (421)      112,243
  Equity accounts of immaterial pooling.......         634       1,585      1,528      3,439            4         6,556
  Issuance of stock for dividend reinvestment
   and stock option plans.....................         123         307      1,451                                 1,758
  Common stock repurchased....................         (49)       (123)                 (808)                      (931)
  Tax benefit of stock options exercised......                                 80                                    80
  Payment of merger related fractional
   shares.....................................                                            (2)                        (2)
  Cash dividends declared ($0.76 per share)...                                        (7,614)                    (7,614)
  Unrealized gain on securities available for
   sale, net..................................                                                        636           636
  Net income..................................                                        18,035                     18,035
                                                -----------  ---------  ---------  ---------  ------------  -----------
BALANCE, DECEMBER 31, 1995....................      10,061   $  25,152  $  38,766  $  66,624   $      219   $   130,761
                                                -----------  ---------  ---------  ---------  ------------  -----------
                                                -----------  ---------  ---------  ---------  ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CALIFORNIA BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................  $    18,035  $    11,636  $     8,789
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................        3,297        2,790        2,582
  Provision for loan losses................................................        1,485        1,895        3,425
  Net loss (gain) on sales of securities...................................      --                 4         (223)
  Net gain on sales of premises and equipment and foreclosed assets........         (521)         (66)        (279)
  Gain on sale of loans....................................................       (1,496)      (1,021)      (2,649)
  Provision for foreclosed assets..........................................          444          140          179
  Net (disbursements) proceeds from sales of mortgages held for sale.......       (6,200)       3,744          312
  Net change in interest receivable, other assets interest payable and
   other liabilities.......................................................        2,344        1,607        1,823
                                                                             -----------  -----------  -----------
  Net cash provided by operations..........................................       17,388       20,729       13,959
                                                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities:
  Held to Maturity:
    Proceeds from prepayments and maturities...............................       64,625       68,912       73,597
    Purchases..............................................................      (56,815)     (68,854)    (184,041)
  Available for Sale:
    Sales..................................................................        8,838        8,985       13,274
    Proceeds from prepayments and maturities...............................       43,245       27,400       22,691
    Purchases..............................................................      (46,539)     (37,047)     (29,502)
Loans made to customers less principal payments collected..................          824      (53,514)         171
Net cash provided by (used in) acquisitions................................        3,651       (9,299)     --
Net change in interest-bearing time deposits...............................      --               300          495
Capital expenditures.......................................................       (2,979)      (3,154)      (2,752)
Proceeds from sales of premises and equipment..............................           17           16           62
Proceeds from sales of foreclosed assets...................................        3,632        1,847        6,006
                                                                             -----------  -----------  -----------
    Net cash provided by (used in) investing activities....................       18,499      (64,408)     (99,999)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits...................................................       76,058       18,586       78,960
Net decrease in borrowed funds.............................................      (29,657)      (3,500)     --
Cash dividends paid........................................................       (6,717)      (4,671)      (4,078)
Proceeds from issuance of common stock for stock options exercised and
 dividend reinvestment plan................................................        1,758        2,630        1,194
Repurchase of common stock.................................................         (933)      (2,291)        (666)
Payment of merger related fractional shares................................           (2)          (6)     --
                                                                             -----------  -----------  -----------
    Net cash provided by financing actvities...............................       40,507       10,748       75,410
                                                                             -----------  -----------  -----------
Net change in cash and cash equivalents....................................       76,394      (32,931)     (10,630)
Cash and cash equivalents at beginning of year.............................       81,387      114,318      124,948
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $   157,781  $    81,387  $   114,318
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

  The accompanying notes are an integral part of theses consolidated financial statements.

                  CALIFORNIA BANCSHARES, INC. AND SUBSIDIARIES

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1995         1994        1993
                                                                              -----------  -----------  ---------
                                                                                        (IN THOUSANDS)
Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest................................................................  $    42,285  $    21,199  $  20,593
    Income taxes............................................................  $     7,058  $     5,595  $   5,053
  Supplemental disclosure of non-cash activities:
    Loans transferred to foreclosed assets..................................  $     3,750  $     1,181  $   2,775
    Purchase of FCB (1995) and Old Stone (1994):
    Fair value of assets assumed --
      Cash and cash equivalents.............................................  $    15,134  $     7,401  $  --
      Loans, net of allowance...............................................       71,477      250,079     --
      Other.................................................................       36,358       23,772     --
                                                                              -----------  -----------  ---------
        Total assets........................................................      122,969      281,252     --
                                                                              -----------  -----------  ---------
    Liabilities assumed --
      Deposits..............................................................      105,622      227,358     --
      Borrowed funds........................................................      --            31,747     --
      Other.................................................................        1,097        5,447     --
                                                                              -----------  -----------  ---------
        Total liabilities...................................................      106,719      264,552     --
                                                                              -----------  -----------  ---------
  Cash paid in transaction..................................................  $    16,250  $    16,700  $  --
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------

  The accompanying notes are an integral part of theses consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The consolidated financial statements of California Bancshares, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its bank subsidiaries (Banks): Alameda First National Bank, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Centennial Bank, Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank; and its non-bank subsidiaries: CBI Mortgage, LNB Corp. and Island Bancorp Leasing, Inc. Significant inter-company accounts and transactions have been eliminated in consolidation.

SECURITIES

    The Company's securities portfolio includes U.S. Treasury securities and other government agency securities, mortgage-backed securities, state, county and municipal securities and Federal Reserve Bank stock. Securities are accounted for according to their purpose and holding period. Realized gains and losses are recorded in noninterest income using the specific identification method. The Company classifies its securities portfolio in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities".

    Securities are classified as "available for sale" when the Company intends to hold the securities for an indefinite period of time. These securities are carried at fair value, with unrealized gains or losses, net of applicable taxes, reported as a separate component of shareholders' equity. Declines in the value of securities that are considered other than temporary are recorded in noninterest income as a loss on securities.

    Securities acquired with the positive intent and ability to hold to maturity are classified as "held to maturity". These securities are carried at historical cost, adjusted for amortization of premium and accretion of discount to maturity or, in the case of mortgage-backed securities, over the estimated life of the security.

LOANS

    Loans held for investment are stated at the principal amount outstanding less unearned income, while loans held for sale are carried at the lower of cost or market on an aggregate basis. Market is based upon quoted market rates. Interest income on loans, other than discounted loans, is accrued daily based on the outstanding loan balance. Interest income on discounted loans is accrued based on a method that approximates the interest method.

    All nonrefundable loan origination fees, net of related costs, are deferred and amortized, using the interest method, over the term of the loan.

    It is management's policy to place a loan on nonaccrual status when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). Classification of a loan as nonaccrual does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part. A loan may also be classified as nonaccrual if the borrower's financial condition deteriorates resulting in uncertainty as to the amounts or timing of future cash flows to service the loan. This can occur regardless of whether the loan is performing according to its contractual terms. From the time a loan is placed on nonaccrual status, interest is recorded only when cash is received, and any interest income previously accrued but not collected is reversed.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level adequate to cover potential losses which may exist in the portfolio. The evaluation of the allowance is an ongoing process involving many factors including current and projected economic conditions, portfolio composition and prior loss experience.

    While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances based on their judgment of information available to them at the time of their examination.

    On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114), on a prospective basis. These Statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and 15. However, these Statements do not address the overall adequacy of the allowance for loan losses and do not apply to large groups of smaller-balance homogeneous loans unless they have been involved in restructuring.

    A loan is considered impaired, within the scope of SFAS No. 114, when based on current information and events, it is probable that the Company will be unable to collect principal or interest due according to the contractual terms of the loan. For a loan that has been restructured the contractual terms of the loan refer to the contractual terms of the original loan agreement.

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

    The following table presents the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at December 31, 1995:

                                                                                 RELATED SFAS
                                                                    RECORDED        NO. 114
                                                                 INVESTMENT IN   ALLOWANCE FOR
                                                                 IMPAIRED LOANS   LOAN LOSSES
                                                                 --------------  -------------
                                                                        (IN THOUSANDS)
Impaired loans with a required allowance.......................  $       3,177   $       771
Impaired loans not requiring an allowance......................          9,196       --
                                                                 --------------        -----
    Total......................................................  $      12,373   $       771
                                                                 --------------        -----
                                                                 --------------        -----

    The Company's average investment in impaired loans during 1995 was $10.8 million.

FORECLOSED ASSETS

    Foreclosed assets are recorded in other assets at the lower of cost or fair value less estimated costs to sell. Fair value is determined by independent appraisals. Upon foreclosure any necessary writedowns are charged to the allowance for loan losses. Any subsequent writedowns to the carrying value that may be required are charged to operations and recorded in a valuation reserve. Expenses for holding costs are charged to operations as incurred. At December 31, 1995 and 1994, the Company had $3.2 million and $2.4 million, respectively, in foreclosed assets.

PREMISES AND EQUIPMENT

    Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which are generally between three and thirty years, or the lease term. Cost of improvements are capitalized. Maintenance, repairs and minor improvements are expensed as incurred.

INCOME TAXES

    The Company and its subsidiaries file a consolidated Federal tax return and a combined California franchise tax return. Income taxes are calculated by individual subsidiaries as though each subsidiary had filed a separate return. Payments or refunds between the Company and its subsidiaries are made on this basis.

    The Company computes its income taxes for financial statement purposes using the asset and liability method. Under the asset/liability method deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

BENEFIT PLANS

    The Company and its subsidiaries have a profit sharing-salary deferral plan which covers substantially all employees with one year of continuous service. Contributions to the profit sharing portion of the plan are made at the discretion of the Board of Directors. In the salary deferral portion of the plan, the Company matches one-half of the employee's 401(k) plan contributions up to 2% of their annual salary.

PER SHARE CALCULATIONS

    Earnings per common share are calculated using the weighted average number of common shares outstanding during the years presented. Exercise of outstanding stock options would not have had a material dilutive effect on earnings per share.

CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are sold for one business day.

GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired is amortized on a straight line basis over the expected periods to be benefited, generally five to fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    Negative goodwill, which represents the excess of the fair value of net assets acquired over the purchase price, is accreted to income on a straight line basis over five years.

USE OF ESTIMATES

    The management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts for prior years have been reclassified to conform with the 1995 presentation.

(2) ACQUISITIONS
    On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc. (FCB), the holding company for Centennial Bank. FCB had assets of $118 million at June 30, 1995. This acquisition was accounted for as a purchase and accordingly, the results of operations, which are not material to the consolidated financial statements, are included in the Company's consolidated financial statements from the acquisition date. FCB's assets and liabilities were revalued to reflect the estimated fair value at the time of acquisition. The total cost of the acquisition was $16.25 million in cash. The excess of the purchase price over fair value of net assets acquired was $5.1 million.

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

    On December 2, 1994, the Company acquired Old Stone Bank of California, F.S.B. (Old Stone). The transaction was a taxable acquisition of all of the outstanding stock of Old Stone by a subsidiary bank of the Company. The consideration for the purchase was $16.7 million paid in cash at closing. The acquisition was recorded under the purchase method of accounting and accordingly, the Company's consolidated financial statements include Old Stone's results of operations beginning December 2, 1994. Old Stone's assets and liabilities were revalued to reflect the estimated fair value at the time of acquisition. The purchase accounting valuations resulted in negative goodwill in the amount of $3.4 million, which will amortize over a five year period.

    On March 31, 1994, the Company acquired MBC Corp. (MBC) and its banking subsidiary, Modesto Banking Company. Each share of MBC common stock outstanding on March 31, 1994, was converted into .7271 shares of the Company's common stock. The Company issued approximately 1,478,000 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of MBC. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the accounts of MBC have been combined with those of the Company for all periods presented.

(3) SECURITIES
    The amortized cost and estimated market values of securities at December 31, 1995 and 1994 are as follows:

                                                                            SECURITIES AVAILABLE FOR SALE
                                                                    ---------------------------------------------
                                                                                                        ESTIMATED
                                                                    AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                                                      COST       GAINS       LOSSES       VALUE
                                                                    ---------  ----------  ----------   ---------
                                                                                   (IN THOUSANDS)
December 31, 1995
  U.S. Treasury securities........................................  $ 20,332   $     171   $     (28)   $  20,475
  Securities of U.S. Government agencies and corporations.........    50,759         249         (60)      50,948
  Obligations of states and political subdivisions................     1,178          41      --            1,219
  Federal Reserve stock...........................................     1,234      --          --            1,234
                                                                    ---------      -----   ----------   ---------
    Total.........................................................  $ 73,503   $     461   $     (88)   $  73,876
                                                                    ---------      -----   ----------   ---------
                                                                    ---------      -----   ----------   ---------
December 31, 1994
  U.S. Treasury securities........................................  $ 45,591      --       $    (651)   $  44,940
  Securities of U.S. Government agencies and corporations.........     5,464      --             (70)       5,394
  Federal Reserve stock...........................................     1,092      --          --            1,092
                                                                    ---------      -----   ----------   ---------
    Total.........................................................  $ 52,147   $  --       $    (721)   $  51,426
                                                                    ---------      -----   ----------   ---------
                                                                    ---------      -----   ----------   ---------

                                                                          SECURITIES HELD TO MATURITY
                                                                 ---------------------------------------------
                                                                                                     ESTIMATED
                                                                 AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                                                   COST       GAINS       LOSSES       VALUE
                                                                 ---------  ----------  ----------   ---------
                                                                                (IN THOUSANDS)
December 31, 1995
  U.S. Treasury securities.....................................  $  63,300  $     366   $     (186)  $  63,480
  Securities of U.S. Government agencies and corporations......    150,989        563         (865)    150,687
  Obligations of states and political subdivisions.............     50,113      1,194          (49)     51,258
  Other securities.............................................        150     --           --             150
                                                                 ---------  ----------  ----------   ---------
    Total......................................................  $ 264,552  $   2,123   $   (1,100)  $ 265,575
                                                                 ---------  ----------  ----------   ---------
                                                                 ---------  ----------  ----------   ---------
December 31, 1994
  U.S. Treasury securities.....................................  $  74,050  $       4   $   (3,381)  $  70,673
  Securities of U.S. Government agencies and corporations......    109,787         10       (8,111)    101,686
  Obligations of states and political subdivisions.............     61,997        347       (1,374)     60,970
  Other securities.............................................        150     --           --             150
                                                                 ---------  ----------  ----------   ---------
    Total......................................................  $ 245,984  $     361   $  (12,866)  $ 233,479
                                                                 ---------  ----------  ----------   ---------
                                                                 ---------  ----------  ----------   ---------

                                                                                         SECURITIES HELD TO
                                                                  SECURITIES AVAILABLE
                                                                        FOR SALE              MATURIIY
                                                                  --------------------  --------------------
                                                                             ESTIMATED             ESTIMATED
                                                                  AMORTIZED   MARKET    AMORTIZED   MARKET
                                                                    COST       VALUE      COST       VALUE
                                                                  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Due in one year or less.........................................  $ 16,008   $  16,027  $  48,063  $  48,203
Due after one year through five years...........................    25,230      25,198     80,390     81,077
Due after five years through ten years..........................    13,441      13,497     25,110     25,879
Due after ten years.............................................     3,133       3,235      2,015      2,034
                                                                  ---------  ---------  ---------  ---------
                                                                    57,812      57,957    155,578    157,193
Mortgage-backed securities......................................    15,691      15,919    108,974    108,382
                                                                  ---------  ---------  ---------  ---------
    Total.......................................................  $ 73,503   $  73,876  $ 264,552  $ 265,575
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

    Proceeds from sales of securities during 1995, 1994 and 1993 were $8.8 million, $9.0 million and $13.3 million, respectively.

    Securities carried at approximately $44.9 million and $48.5 million, at December 31, 1995 and 1994, respectively, were pledged to collateralize public deposits and other deposits as required by law.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES
    A summary of the major categories of the loan portfolio at December 31, 1995 and 1994 is shown in the following table. Most of the Company's business activity is with customers located within Northern California. The majority of the Company's portfolio of real estate construction and land development loans consisted of loans to contractors who specialize in single family residential construction. Real estate mortgages encompass a variety of real estate secured loans, including residential mortgage loans and commercial loans secured by real estate. Commercial, industrial and agricultural loans are unsecured and secured loans and lines of credit for the operation and expansion needs of business, including inventory, agricultural production, accounts receivable and equipment. Consumer loans are primarily automobile loans. The following is a summary of loans by category:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1995          1994
                                                                                        -------------  -----------
                                                                                              (IN THOUSANDS)
Real estate --
  Construction and land development...................................................  $     125,837  $    99,975
  Mortgage............................................................................        573,810      533,731
  Loans held for sale.................................................................          7,468        1,268
Commercial, industrial and agricultural...............................................        183,930      159,266
Consumer..............................................................................        143,515      123,030
                                                                                        -------------  -----------
                                                                                            1,034,560      917,270
Unearned income.......................................................................         (3,780)      (3,794)
                                                                                        -------------  -----------
                                                                                            1,030,780      913,476
Allowance for loan losses.............................................................        (14,836)     (12,822)
                                                                                        -------------  -----------
  Loans, net..........................................................................  $   1,015,944  $   900,654
                                                                                        -------------  -----------
                                                                                        -------------  -----------

    The following is a summary of transactions in the allowance for loan losses account:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Balance beginning of year......................................................  $  12,822  $  11,547  $   9,855
                                                                                 ---------  ---------  ---------
Loan losses....................................................................     (2,728)    (3,702)    (3,742)
Recoveries.....................................................................        919        610        897
                                                                                 ---------  ---------  ---------
  Net loan losses..............................................................     (1,809)    (3,092)    (2,845)
Provision charged to expense...................................................      1,485      1,895      3,425
Allowance related to acquisitions..............................................      2,338      2,472      1,112
                                                                                 ---------  ---------  ---------
Balance, end of year...........................................................  $  14,836  $  12,822  $  11,547
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The Company had nonaccrual and restructured loans of $14.9 million, $13.0 million and $11.4 million at December 31, 1995, 1994 and 1993, respectively. Foregone interest was $1.2 million, $665,000 and $670,000 for the related periods.

(5) PREMISES AND EQUIPMENT
    The following is a summary of the major classifications of premises and equipment:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                             1995         1994
                                                                                         ------------  ----------
                                                                                              (IN THOUSANDS)
Land...................................................................................   $    3,814   $    3,090
Premises and leasehold improvements....................................................       19,900       16,875
Furniture and equipment................................................................       16,705       16,064
                                                                                         ------------  ----------
  Total................................................................................       40,419       36,029
Accumulated depreciation and amortization..............................................      (20,379)     (18,700)
                                                                                         ------------  ----------
  Net book value.......................................................................   $   20,040   $   17,329
                                                                                         ------------  ----------
                                                                                         ------------  ----------

    The Company leases certain premises under agreements expiring between the years 1996 and 2015. Future minimum rental payments as of December 31, 1995 are as follows:

                                                                                          (IN THOUSANDS)
                                                                                          --------------
1996....................................................................................    $    2,093
1997....................................................................................         1,803
1998....................................................................................         1,721
1999....................................................................................         1,611
2000....................................................................................         1,347
Thereafter..............................................................................         7,404
                                                                                          --------------
    Total...............................................................................    $   15,979
                                                                                          --------------
                                                                                          --------------

    Rental expense included in occupancy expense for 1995, 1994 and 1993 was $1.5 million, $1.1 million and $973,000 (net of rental income of $736,000, $624,000 and $666,000), respectively.

(6) INCOME TAXES
    The provision for income taxes reflected in the consolidated statement of income consisted of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Current
  Federal...............................................................  $   5,235  $   5,063  $   3,494
  State.................................................................      2,201      2,084      1,415
                                                                          ---------  ---------  ---------
                                                                              7,436      7,147      4,909
                                                                          ---------  ---------  ---------
Deferred
  Federal...............................................................      2,844       (549)      (643)
  State.................................................................      1,110        103        (60)
                                                                          ---------  ---------  ---------
                                                                              3,954       (446)      (703)
                                                                          ---------  ---------  ---------
    Total...............................................................  $  11,390  $   6,701  $   4,206
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                          PERCENTAGE OF PRETAX
                                                                                 INCOME
                                                                          ---------------------
                                                                          1995    1994    1993
                                                                          -----   -----   -----
Federal income tax based on statutory tax rate..........................   35.0    35.0    35.0
Increase (decrease) resulting from:
  California franchise tax, net of Federal benefit......................    7.3     7.7     7.1
  Interest on state and municipal securities not taxable for Federal
   income tax purposes..................................................   (3.3)   (6.6)   (9.1)
  Nondeductible merger expenses.........................................   --       1.0     0.5
  Other, net............................................................   (0.3)   (0.6)   (1.1)
                                                                          -----   -----   -----
    Total...............................................................   38.7    36.5    32.4
                                                                          -----   -----   -----
                                                                          -----   -----   -----

    At December 31, 1995, accrued taxes were comprised of current taxes payable of $786,000 and deferred tax assets of $11.4 million. At December 31, 1994, accrued taxes consisted of current taxes payable of $819,000 and deferred tax assets of $13.9 million.

    Significant components of deferred tax assets are presented below:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Allowance for loan losses................................................................  $   5,802  $   5,135
  Net operating loss carryforward..........................................................      3,297      3,297
  Loan origination fees....................................................................        132        120
  California franchise taxes...............................................................        167     --
  Foreclosed assets........................................................................        340        282
  Deferred compensation....................................................................        362        332
  Available for sale securities............................................................     --            300
  Loans....................................................................................        372        366
  Fixed assets.............................................................................        994      1,389
  Real estate investment reserves..........................................................         51      3,799
  Amortization of intangibles..............................................................        176     --
  Acquisition costs........................................................................        232        144
  Other....................................................................................     --             20
                                                                                             ---------  ---------
    Gross deferred tax assets..............................................................     11,925     15,184
    Less valuation allowance...............................................................     --           (317)
                                                                                             ---------  ---------
    Total deferred tax assets..............................................................     11,925     14,867
                                                                                             ---------  ---------
Deferred Tax Liabilities:
  California franchise taxes...............................................................     --           (125)
  Amortization of intangibles..............................................................     --           (184)
  Available for sale securities............................................................       (173)    --
  Excess servicing.........................................................................     --           (295)
  Deposits.................................................................................       (220)      (389)
  Other....................................................................................        (95)    --
                                                                                             ---------  ---------
    Total deferred tax liabilities.........................................................       (488)      (993)
                                                                                             ---------  ---------
    Net deferred tax assets................................................................  $  11,437  $  13,874
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1994 are primarily a result of adjustments to conform to tax returns as filed.

    As indicated in Note 2, Acquisitions, the Company completed the acquisition of Old Stone in 1994 and Livermore and FCB in 1995. In connection with these acquisitions, cumulative temporary differences reflecting the difference between the tax basis and assigned values of assets and liabilities resulted in net deferred tax assets of $9.0 million, $750,000 and $870,000 for Old Stone, Livermore and FCB, respectively, being recorded on the balance sheet.

    During 1995, management evaluated the deferred tax assets recognized under SFAS 109 and determined that the valuation allowance of $317,000 established in connection with the acquisition of Old Stone was no longer necessary. It is currently anticipated that the total amount of deferred tax assets are more likely than not to be realized through recovery of previously paid federal taxes and by claiming deductions against future taxable income.

    The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards if an "ownership change", as defined in the Internal Revenue Code, has occurred. Accordingly, the Company has determined its ability to utilize its net operating loss carryforwards pursuant to the limitations set forth in the Code resulting from the acquisition of Old Stone. At December 31, 1995, the Company had approximately $3.3 million of deferred tax assets related to that portion of net operating loss carryforwards which are expected to be utilized through the year 2005.

    During 1995, the Company agreed to pay additional tax assessments proposed by the California Franchise Tax Board principally related to the tax treatment of direct financing leases in its tax returns for the years 1977 through 1979, 1983 and 1984. The resolution of the dispute did not have a material effect on the Company's financial position.

(7) STOCK OPTION PLANS
    The Company grants options to purchase shares of its common stock to officers and key employees through a stock incentive plan (employee plan). In addition, the Company offers options to purchase shares of common stock to directors of the Company and its subsidiaries (director plan). Options granted under both plans are protected against dilution by stock splits and other changes in capitalization.

    Options awarded under the two plans by the Board of Directors allow the recipients to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the time the option is granted. The employee plan reserved 2,126,231 shares for issuance and had 1,418,628 shares available for grant at December 31, 1995 while the director plan reserved 262,760 shares for issuance and had 28,528 shares available for grant at December 31, 1995.

    The following is a summary of changes in employee and director plan options outstanding.

                                                                                     NUMBER OF
                                                                                      OPTIONS       OPTION PRICE
                                                                                    -----------  ------------------
Balance, December 31, 1993........................................................     561,439   $    5.50 - $21.07
Exercised.........................................................................     (90,554)       5.50 -  13.50
Forfeited.........................................................................     (33,574)       7.54 -  21.07
Granted...........................................................................     187,750       15.50 -  17.00
                                                                                    -----------  ------------------
Balance, December 31, 1994........................................................     625,061        5.50 -  21.07
Exercised.........................................................................     (62,820)       5.50 -  20.10
Forfeited.........................................................................     (15,008)      13.50 -  19.56
Granted...........................................................................     101,000         18.25
Livermore Exchange................................................................      29,321          7.33
                                                                                    -----------  ------------------
Balance, December 31, 1995........................................................     677,554   $    5.50 - $21.07
                                                                                    -----------  ------------------
                                                                                    -----------  ------------------

    Of the 677,554 options outstanding 324,144 are currently exercisable.

    In addition to options, the employee plan allows for awards of restricted shares, stock units and stock appreciation rights. No such awards have been granted.

(8) EMPLOYEE BENEFITS
    The   Company  has  a  profit  sharing/salary  deferral  plan.  The  Company contributed $660,000, $594,000 and $440,000 to the plan in 1995, 1994 and  1993, respectively.

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

    The recognition provisions may be adopted immediately and apply to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. The disclosure requirements of this Statement are effective January 1, 1996. Management believes the adoption of this Statement will not have a material effect on the financial condition of the Company.

(9) OTHER OPERATING EXPENSE
    Components of other operating expense, including all expense categories which exceeded one percent of total operating income in at least one of the periods presented are outlined below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Regulatory expense...................................................  $   2,102  $   2,502  $   2,281
Banking forms and stationery.........................................      1,495      1,197      1,092
Communications expense...............................................      1,784      1,359      1,243
Outside data processing expense......................................        786        637        960
Legal expense........................................................        548        567        653
Foreclosed assets expense, net.......................................        297        200        240
Consultant fees......................................................        497        528        671
Courier service......................................................        978        805        581
Promotional expense..................................................        827      1,010        877
Other................................................................      5,228      5,085      4,448
                                                                       ---------  ---------  ---------
    Total other operating expense....................................  $  14,542  $  13,890  $  13,046
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

(10) REGULATORY RESTRICTIONS
    The Company is subject to regulation under the Bank Holding Company Act of 1956 and to regulation by the Federal Reserve Board. The regulations require the maintenance of cash reserve balances at the Federal Reserve Bank and limit the extension of credit to affiliates by the Banks. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 1995 and 1994 was $9.6 million and $9.2 million, respectively.

    The Banks are also restricted by banking regulations that limit the transfer of funds by the Banks to the Company and its nonbank subsidiaries including dividends that can be paid to the Company. At December 31, 1995, the Banks could pay dividends of $5.5 million (subject to minimum capital and other requirements) without prior written approval of banking regulators. The Banks' combined shareholders' equity at December 31, 1995 was $116.3 million.

    The Banks are subject to regulation by the Federal Reserve Board and the Office of the Comptroller of the Currency, as well as the California State Banking Department and the FDIC. Each of the Banks' deposits are insured by the Federal Deposit Insurance Corporation up to the maximum limits allowed.

(11) COMMITMENTS AND CONTINGENCIES
    In the normal course of business there are outstanding various commitments to extend credit, letters of credit and contingent liabilities that are not reflected in the consolidated financial statements. While no related losses are anticipated, such instruments do involve elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby and commercial letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Letters of credit have fixed expiration dates and require payment of a fee. When making commitments or issuing letters of credit, the Banks evaluate each customer's creditworthiness on a case-by-case basis. The same credit policies are used in making commitments and conditional obligations as are used for on-balance sheet instruments. The Banks control the credit risk of these transactions through credit approvals, credit limits, and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. Approximate amounts of these financial instruments are summarized below:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Commitments to extend credit............................................................  $   249,753  $   195,217
Standby letters of credit...............................................................       10,554        5,837

(12) CALIFORNIA BANCSHARES, INC. (PARENT COMPANY ONLY)

    The Balance Sheet, Statement of Income and Statement of Cash Flows for California Bancshares, Inc. (Parent Company Only) are shown below:

BALANCE SHEET

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Assets
Cash and cash equivalents...............................................................  $     8,852  $     5,475
Premises and equipment, net.............................................................        2,266        2,305
Investments in subsidiaries at equity in net assets:
  Bank..................................................................................      116,252      104,656
  Non-bank..............................................................................          633        1,142
Other assets............................................................................        7,096        1,507
                                                                                          -----------  -----------
    Total Assets........................................................................  $   135,099  $   115,085
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Liabilities and Shareholders' Equity
Dividends payable.......................................................................  $     2,209  $     1,312
Other liabilities.......................................................................        2,129        1,530
                                                                                          -----------  -----------
    Total Liabilities...................................................................        4,338        2,842
                                                                                          -----------  -----------
Shareholders' Equity....................................................................      130,761      112,243
                                                                                          -----------  -----------
    Total Liabilities and Shareholders' Equity..........................................  $   135,099  $   115,085
                                                                                          -----------  -----------
                                                                                          -----------  -----------

STATEMENT OF INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
Income
Dividends from subsidiaries:
  Bank..........................................................................  $  27,340  $   4,941  $   3,688
  Non-bank......................................................................     --            185     --
Interest from subsidiaries......................................................        157        208        314
Management fees from subsidiaries...............................................     11,350      9,138      7,875
Other income....................................................................        148        156         13
                                                                                  ---------  ---------  ---------
    Total income................................................................     38,995     14,628     11,890
                                                                                  ---------  ---------  ---------
Expense
Interest expense................................................................     --             89        111
Other expense...................................................................     13,912     11,893      9,092
                                                                                  ---------  ---------  ---------
    Total expense...............................................................     13,912     11,982      9,203
                                                                                  ---------  ---------  ---------
  Income before provision for income taxes and equity in undistributed income of
   subsidiaries.................................................................     25,083      2,646      2,687
Allocated income tax benefit....................................................        776        832        292
                                                                                  ---------  ---------  ---------
  Income before equity in undistributed income of subsidiaries..................     25,859      3,478      2,979
Equity in undistributed income of subsidiaries:
  Bank..........................................................................     (7,315)     8,608      5,770
  Non-bank......................................................................       (509)      (450)        40
                                                                                  ---------  ---------  ---------
    Net income..................................................................  $  18,035  $  11,636  $   8,789
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

STATEMENT OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  1995       1994        1993
                                                                               ----------  ---------  ----------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
Net income...................................................................  $   18,035  $  11,636  $    8,789
Adjustments to reconcile net income to net cash provided from operations:
  Net change in other assets and other liabilities...........................         (34)       700         674
  Goodwill amortization......................................................         254         81          81
  Depreciation and amortization..............................................         828        669         389
  Equity in undistributed income of subsidiaries.............................       7,824     (8,158)     (5,810)
                                                                               ----------  ---------  ----------
Net cash provided by operations..............................................      26,907      4,928       4,123
                                                                               ----------  ---------  ----------
Cash flows from investing activities:
Capital contribution to subsidiary...........................................        (600)    --          --
Cash used in acquisition.....................................................     (16,250)    --          --
Capital expenditures.........................................................        (789)    (1,565)       (807)
Proceeds from sales of premises and equipment................................           3          5          37
Principal payments collected on loans to non-bank subsidiary.................      --          2,420      22,210
Principal payments collected on loans to bank subsidiary.....................      --          1,500      --
Loans made to non-bank subsidiary............................................      --         (1,870)    (21,900)
                                                                               ----------  ---------  ----------
    Net cash (used in) provided by investing activities......................     (17,636)       490        (460)
                                                                               ----------  ---------  ----------
Cash flows from financing activities:
Repayment of debt............................................................      --         (1,500)     --
Proceeds from the issuance of stock for stock option and dividend
 reinvestment plans..........................................................       1,758      2,115       1,194
Repurchase of common stock...................................................        (933)    (2,291)       (666)
Payment of merger related fractional shares..................................          (2)        (6)     --
Cash dividends paid..........................................................      (6,717)    (4,671)     (4,078)
                                                                               ----------  ---------  ----------
    Net cash used in financing activities....................................      (5,894)    (6,353)     (3,550)
                                                                               ----------  ---------  ----------
    Net change in cash and cash equivalents..................................       3,377       (935)        113
Cash and cash equivalents at beginning of year...............................       5,475      6,410       6,297
                                                                               ----------  ---------  ----------
Cash and cash equivalents at end of year.....................................  $    8,852  $   5,475  $    6,410
                                                                               ----------  ---------  ----------
                                                                               ----------  ---------  ----------

For purposes of reporting cash flows, cash and cash equivalents are comprised solely of cash on deposit with the subsidiary banks.

(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                   1995                          1994
                                                       ----------------------------  ----------------------------
                                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                          AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                       -------------  -------------  -------------  -------------
                                                                             (IN THOUSANDS)
Financial assets:
  Cash and short term investments....................  $     157,781  $     157,781  $      81,387  $      81,387
  Securities available for sale......................         73,876         73,876         51,426         51,426
  Securities held to maturity........................        264,552        265,575        245,984        233,479
  Loans..............................................      1,015,944      1,035,356        900,654        895,168
Financial liabilities:
  Deposits...........................................      1,425,895      1,430,199      1,179,717      1,174,796
  Other borrowings...................................             90             90         29,747         29,747
Off balance sheet:
  Commitments to extend credit.......................          1,406          1,406          2,015          2,015
  Standby letters of credit..........................             54             54              8              8

    These estimated fair values do not necessarily represent actual amounts that may be realized upon any sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in large quantities. The fair value presented above represent the Company's best estimate of fair value using the following methodologies:

CASH AND SHORT TERM INVESTMENTS

    For cash and short term investments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

    For securities available for sale and held to maturity, fair values are primarily based on quoted market prices.

LOANS

    The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES

    The fair value of noninterest-bearing and interest-bearing demand accounts, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

(14) PROPOSED ACQUISITION OF CALIFORNIA BANCSHARES, INC. BY U.S. BANCORP
    On February 11, 1996, the Company signed a definitive agreement for U.S. Bancorp to acquire the Company. Under the terms of the agreement, which is subject to approval by regulators and the Company's shareholders, the Company will be merged into U.S. Bancorp, and each share of the Company's common stock will be converted into .95 shares of U.S. Bancorp common stock. The total value, which can change based on U.S. Bancorp's stock price, is approximately $327 million, or $32.53 for each share of the Company's common stock, based on U.S. Bancorp's closing price of $34.25 on the last trading day preceding the announcement of the agreement. In connection with the agreement, the Company granted U.S. Bancorp an option to acquire 19.9% of the Company's stock, which could become exercisable under certain circumstances. The proposed transaction is expected to be accounted for using the purchase method of accounting and is expected to be completed during the second half of 1996.

                          INDEPENDENT AUDITORS' REPORT

KPMG PEAT MARWICK LLP

The Board of Directors and Shareholders
of California Bancshares, Inc.:

    We have audited the accompanying consolidated balance sheet of California Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Oakland, California
January 17, 1996, except as to Note 14,
which is as of February 12, 1996