Form 10-Q
period 1996-03-31
CALIFORNIA BANCSHARES INC
filed 1996-05-15
CIK 318779

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                                      FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended               March 31, 1996
                              -------------------------------------------------

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                to
                                        --------------     --------------------

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

                 100 Park Place, Ste 140, San Ramon, California 94583
- --------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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
                        YES   X          NO
                           ----------      ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class               Outstanding at May 7, 1996
             -----                --------------------------
Common Stock, $2.50 par value              110,115,471

This report contains a total of             pages.

                             CALIFORNIA BANCSHARES, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I -      FINANCIAL STATEMENTS

Item 1.       Financial Statements

              Consolidated Balance Sheet...............................   3
              Consolidated Statement of Income.........................   4
              Consolidated Statement of Cash Flows.....................   5
              Notes to Consolidated Financial Statements...............   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Financial Highlights.....................................   8
              Overview.................................................   9
              Results of Operations
                Net Interest Income....................................   9
                Allowance and Provision for Loan Losses................   12
                Noninterest Income.....................................   12
                Noninterest Expense....................................   12
                Income Taxes...........................................   13
              Financial Condition
                Securities.............................................   13
                Loan Portfolio.........................................   15
                Allowance for Loan Losses .............................   16
                Nonaccrual Loans, Restructured Loans
                 and Foreclosed Assets.................................   18
                Deposits...............................................   19
              Asset/Liability Management
                Interest Rate Risk.....................................   20
                Liquidity..............................................   22
                Capital................................................   23


PART II -     OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.........................   24

SIGNATURES..............................................................  25

                                         (2)

ITEM 1. Financial Statements
California Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
(In thousands except share amounts)

                                                    March 31,    December 31,
ASSETS                                                1996            1995
                                                   ----------    ------------
Cash and due from banks                               $80,049         $81,606
Federal funds sold                                     35,530          76,175
                                                   ----------      ----------
 Total cash and cash equivalents                      115,579         157,781

Securities:
 Available for sale                                   119,135          73,876
 Held to maturity (approximate market values
   of $244,461-1996 and $265,575-1995)                245,469         264,552
                                                   ----------      ----------
     Total securities                                 364,604         338,428

Loans                                               1,024,616       1,030,780
 Less: Allowance for loan losses                     (14,971)        (14,836)
                                                   ----------      ----------
   Net loans                                        1,009,645       1,015,944

Premises and equipment, net                            19,495          20,040
Interest receivable and other assets                   36,719          38,265
                                                   ----------      ----------
TOTAL ASSETS                                       $1,546,042      $1,570,458
                                                   ----------      ----------
                                                   ----------      ----------


LIABILITIES
Deposits:
 Non interest-bearing demand                         $270,482        $291,435
 Savings and interest-bearing demand                  586,561         565,370
 Time certificates, $100,000 or more                  144,866         145,408
 Other time                                           399,073         423,682
                                                   ----------      ----------
   Total deposits                                   1,400,982       1,425,895

Borrowed funds                                             90              90
Interest payable and other liabilities                 12,288          13,712
                                                   ----------      ----------
 Total liabilities                                  1,413,360       1,439,697
                                                   ----------      ----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
Preferred stock, no par value
 Shares authorized: 2,000,000
 Shares issued: none                                      ---             ---
Common stock, $2.50 par value
 Shares authorized: 16,000,000
 Shares issued and outstanding:
   1996 - 10,095,673
   1995 - 10,060,685                                   25,239          25,152
Capital surplus                                        39,394          38,766
Unrealized (loss) gain on securities
 available for sale, net                              (1,227)             219
Retained earnings                                      69,276          66,624
                                                   ----------      ----------
 Total shareholders' equity                           132,682         130,761
                                                   ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,546,042      $1,570,458
                                                   ----------      ----------
                                                   ----------      ----------


                    See Notes to Consolidated Financial Statements

                                         (3)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
For the Three Month Period Ended March 31, 1996 and 1995
(In thousands)

                                                           Three Months Ended
                                                               March 31,
                                                        1996            1995
                                                      -------         -------

INTEREST INCOME
Loans                                                 $24,019         $21,819
Securities:
 Taxable                                                4,639           3,736
 Exempt from Federal income taxes                         534             627
Other interest income                                     785             549
                                                      -------         -------
   Total interest income                               29,977          26,731
                                                      -------         -------
INTEREST EXPENSE
Interest on deposits:
 Savings and interest-bearing demand                    3,120           3,339
 Time certificates, $100,000 or more                    1,997             819
   Other time                                           5,741           4,768
                                                      -------         -------
   Total interest on deposits                          10,858           8,926
Interest on borrowed funds                                ---             565
                                                      -------         -------
   Total interest expense                              10,858           9,491
                                                      -------         -------

 Net interest income                                   19,119          17,240
Provision for loan losses                                 425             390
                                                      -------         -------
   Net interest income after provision for
     loan losses                                       18,694          16,850
                                                      -------         -------

NONINTEREST INCOME
Service charges on deposit accounts                     1,450           1,321
Other operating income                                  1,161             689
                                                      -------         -------
 Total noninterest income                               2,611           2,010
                                                      -------         -------

NONINTEREST EXPENSE
Salaries and employee benefits                          7,040           6,716
Occupancy expense                                       1,142           1,115
Equipment expense                                         916             933
Other operating expense                                 3,605           3,624
                                                      -------         -------
   Total noninterest expense                           12,703          12,388
                                                      -------         -------

Income before provision for income taxes                8,602           6,472
Provision for income taxes                              3,448           2,472
                                                      -------         -------

NET INCOME                                             $5,154          $4,000
                                                      -------         -------
                                                      -------         -------

PER SHARE
 Net Income                                             $0.51           $0.40
                                                      -------         -------
                                                      -------         -------

 Dividends declared                                     $0.22           $0.18
                                                      -------         -------
                                                      -------         -------

 Weighted average shares outstanding                   10,073           9,974
                                                      -------         -------
                                                      -------         -------

                    See Notes to Consolidated Financial Statements

                                         (4)

California Bancshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Three Month Period Ended March 31, 1996 and 1995
(In thousands)

                                                                     1996      1995
                                                                  --------  --------
Cash flows from operating activities:
Net income                                                          $5,154    $4,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                         756       779
 Provision for loan losses                                             425       390
 Net gain on sales of premises and equipment and
   foreclosed assets                                                   (64)     (105)
 Gain on sale of loans                                                (534)     (161)
 Provision for foreclosed assets                                        29       142
 Net proceeds (disbursements) from sales of mortgages held
   for sale                                                          2,771    (1,391)
 Net change in interest receivable, other assets
   interest payable and other liabilities                            2,320      (628)
                                                                  --------  --------

 Net cash provided by operations                                    10,857     3,026
                                                                  --------  --------

Cash flows from investing activities:
Securities:
 Held to Maturity:
   Proceeds from prepayments and maturities                         18,683     8,233
   Purchases                                                           ---       ---
 Available for Sale:
   Proceeds from prepayments and maturities                         18,026    15,458
   Purchases                                                       (65,842)      ---
Loans made to customers less principal payments collected            2,572     8,014
Net cash provided by acquisition                                       ---     4,767
Capital expenditures                                                  (224)   (1,209)
Proceeds from sales of premises and equipment                          ---       ---
Proceeds from sales of foreclosed assets                               460       151
                                                                  --------  --------

 Net cash (used in) provided by investing activities               (26,325)   35,414
                                                                  --------  --------

Cash flows from financing activities:
Net (decrease) increase in deposits                                (24,913)    7,828
Net decrease in borrowed funds                                         ---    (3,947)
Cash dividends paid                                                 (2,209)   (1,312)
Proceeds from issuance of common stock for stock
 options exercised and dividend reinvestment plan                      703       329
Repurchase of common stock                                            (315)     (554)
                                                                  --------  --------

 Net cash (used in) provided by financing activities               (26,734)    2,344
                                                                  --------  --------

Net change in cash and cash equivalents                            (42,202)   40,784
Cash and cash equivalents at beginning of year                     157,781    81,387
                                                                  --------  --------
Cash and cash equivalents at end of period                        $115,579  $122,171
                                                                  --------  --------
                                                                  --------  --------

Supplemental disclosure on non-cash investing activities:
 Loans transferred to foreclosed assets                               $821      $757
                                                                  --------  --------
                                                                  --------  --------

Supplemental disclosure of cash flow information:
 Cash paid during the period for :
 Interest                                                          $11,211    $9,144
                                                                  --------  --------
                                                                  --------  --------

 Income taxes                                                         $876      $775
                                                                  --------  --------
                                                                  --------  --------




                    See Notes to Consolidated Financial Statements

                                         (5)

                     California Bancshares, Inc. and Subsidiaries

                 Notes to Unaudited Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The unaudited consolidated financial statements of California Bancshares, Inc. and Subsidiaries (the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

    The unaudited financial statements of the Company include the accounts of California Bancshares, Inc. and its banking subsidiaries, Alameda First National Bank, The Bank of Milpitas, N.A., The Bank of San Ramon Valley, Commercial Bank of Fremont, Community First National Bank, Concord Commercial Bank, Lamorinda National Bank, Modesto Banking Company and Westside Bank (collectively, the Banks), and non-bank subsidiaries, CBI Mortgage, Island Bancorp. Leasing, Inc. and LNB Corp.

    The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the unaudited consolidated financial statements, after elimination of all material intercompany accounts and transactions. The results of operations and cash flows are not necessarily indicative of those expected for the full fiscal year. Certain amounts for prior periods have been reclassified to conform with the 1996 presentation.

2.  COMMITMENTS AND CONTINGENT LIABILITIES:

    In the normal course of business there are outstanding various commitments to extend credit, letters of credit and contingent liabilities that are not reflected in the financial statements. While no related losses are anticipated, such instruments do involve elements of credit and interest rate risk in excess of amounts recorded in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby and commercial letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Letters of credit have fixed expiration dates and require payment of a fee. When making commitments or issuing letters of credit, the Banks evaluate each customer's creditworthiness on a case-by-case basis. The same credit policies are used in making commitments and conditional

                                         (6)
obligations as are used for on-balance sheet instruments. The Banks control the credit risk of these transactions through credit approval, limits and monitoring procedures. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments.

    Amounts of these financial instruments at March 31, 1996 and December 31, 1995 are summarized below:


    (In thousands)                                   1996            1995
    Commitments to extend credit                   $262,297         $249,753
    Standby letters of credit                         7,160           10,554

    The Company and its subsidiaries, in the ordinary course of business, are defendants in various legal proceedings. Management believes the aggregate contingent liability, if any, will not materially affect the Company's financial position.

3.  PROPOSED ACQUISITION OF CALIFORNIA BANCSHARES, INC. BY U.S. BANCORP

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



                                         (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                    Three Months Ended March 31,
                                                    ----------------------------
(Dollar amounts in thousands except per share data)    1996            1995
                                                    ---------        --------
FOR THE PERIOD
Net interest income on a taxable-equivalent basis    $19,407         $17,564
Less: Taxable-equivalent adjustments                    (288)           (324)
Provision for loan losses                               (425)           (390)
                                                    ---------        --------
Net interest income after provision for loan
 losses                                               18,694          16,850
Noninterest income                                     2,611           2,010
Noninterest expense                                  (12,703)        (12,388)
Provision for income taxes                            (3,448)         (2,472)
                                                    ---------        --------

Net income                                            $5,154          $4,000
                                                    ---------        --------
                                                    ---------        --------

Net income per share                                   $0.51           $0.40
                                                    ---------        --------
                                                    ---------        --------

FINANCIAL RATIOS
Return on average assets(1)                            1.34%           1.17%
Return on average equity(1)                            15.67           13.60
Average shareholders' equity to average assets          8.57            8.61
Total risk-based capital ratio(2)                      13.67           14.24
Net interest margin (TE)(1)                             5.42            5.52

AT PERIOD END
Loans                                             $1,024,616        $943,118
Allowance for loan losses                             14,971          14,377
Assets                                             1,546,042       1,405,342
Shareholders' equity                                 132,682         121,047
Deposits                                           1,400,982       1,251,928

STOCK DATA
Book value per common share                           $13.14          $12.12
Common stock price range:
 High                                                 32 1/4          18 1/2
 Low                                                  25 1/4          16 1/2
Closing common stock price                            31 3/4              17
Average common shares outstanding (000's)             10,073           9,974
Number of common shares outstanding at
 period end (000)'s                                   10,096           9,984
Dividend payout ratio                                  43.1%           45.0%


- ---------------

(1) Annualized

(2) Tier 1 and Tier 2 capital.



                                         (8)

OVERVIEW

    Net income for the first quarter of 1996 was $5.2 million ($0.51 per share), a 28.9% increase from the $4.0 million ($0.40 per share) reported for the same period in 1995.

    The return on average assets for the three months ended March 31, 1996 was 1.34%, up from 1.17% for the like period in 1995. Return on average shareholders' equity for the three months ended March 31, 1996 was 15.67% compared to 13.60% for the same period in 1995.

    On June 30, 1995, the Company acquired all of the outstanding shares of First Community Bankshares, Inc. (FCB), the holding company for Centennial Bank which was subsequently merged into an existing subsidiary in February, 1996. This acquisition was accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements from the acquisition date. When appropriate, this analysis discusses the impact of this transaction so meaningful comparisons can be made.

    The following discusses significant areas , including the above mentioned acquisition, that have affected the Company's results of operations for the three months ended March 31, 1996 as compared to the same period in 1995 and financial condition at March 31, 1996 as compared to December 31, 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income on a taxable-equivalent basis was $19.4 million for the three month period ended March 31, 1996 compared with $17.6 million million for the like period in 1995. The increase in net interest income between these periods is primarily attributable to increases in loan volume. Average loans outstanding for the first quarter of 1996 increased by $83.3 million (8.8%) compared to 1995. This increase was related to internal growth and the FCB acquisition.

    The net interest margin on a taxable-equivalent basis decreased to 5.42% for the first quarter of 1996 compared with 5.52% for the same period in 1995. The average yield on interest-earning assets decreased 5 basis points in 1996 compared to 1995. The average rate paid on interest bearing liabilities increased 15 basis points in 1996 compared to 1995.

    The following tables present the Company's consolidated average balance sheets including average yields and rates on a taxable-equivalent basis for the three month period ended March 31, 1996 and 1995 (Table A) and the approximate effect on net interest income of volume and rate changes from this period (Table
B). The change in interest due to both rate and volume has been allocated to change due to rate and change due to volume in proportion to the relationship of absolute dollar amounts of change in each.



                                         (9)

                                                                 Three Months Ended March 31,
                                       ---------------------------------------------------------------------------
                                                        1996                                  1995
                                       ------------------------------------   ------------------------------------
TABLE A                                  Average                     Yields      Average                    Yields
(Dollars in thousands)                   Balance      Interest      & Rates      Balance     Interest      & Rates
                                       ----------     --------      -------   ----------     --------      -------
ASSETS:
Federal funds sold                        $59,415         $785        5.28%      $35,998         $549        6.10%
Securities:
 Taxable                                  311,752        4,639         5.97      265,962        3,736         5.70
Non-taxable (TE)(1)                        40,262          822         8.17       47,703          951         7.97
                                       ----------      -------        -----   ----------      -------        -----
   Total securities(1)                    352,014        5,461         6.22      313,665        4,687         6.06
Loans(2)                                1,025,080       24,019         9.40      941,773       21,819         9.40
                                       ----------      -------        -----   ----------      -------        -----
 Total earning assets                   1,436,509       30,265         8.45    1,291,436       27,055         8.50
Nonearning assets, net of
 allowance for loan losses                102,851                                 94,951
   Total Assets                        $1,539,360                             $1,386,387
                                       ----------                             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
 Savings and interest-bearing
 demand accounts                         $576,565       $3,120         2.17     $533,826       $3,339         2.54
 Time                                     551,982        7,738         5.62      476,648        5,587         4.75
                                       ----------      -------        -----   ----------      -------        -----
   Total interest-bearing deposits      1,128,547       10,858         3.86    1,010,474        8,926         3.58
Other borrowings                              ---          ---          ---       26,101          565         8.78
                                       ----------      -------        -----   ----------      -------        -----
   Total interest-bearing liabilities   1,128,547       10,858         3.86    1,036,575        9,491         3.71

Demand deposits                           265,909                                223,030
Other liabilities                          12,975                                  7,465
                                       ----------                             ----------
   Total liabilities                    1,407,431                              1,267,070
Shareholders' equity                      131,929                                119,317
                                       ----------                             ----------
   Total Liabilities and
   Shareholders' Equity                $1,539,360                             $1,386,387
                                       ----------      -------        -----   ----------      -------        -----
                                       ----------                             ----------
Net Interest Income and Margin (3)                     $19,407        5.42%                   $17,564        5.52%
                                                       -------        -----                   -------        -----
                                                       -------        -----                   -------        -----




- ---------------

(1) Interest income is presented on a taxable-equivalent basis. The taxable-equivalent adjustments were based on a marginal tax rate of 35%.

(2) Nonaccrual loans are included in total loans, but are not material to this presentation.

(3) Net interest margin is calculated as annualized net interest income on a taxable-equivalent basis divided by average earning assets.



                                         (10)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1996 compared to 1995
                                                   --------------------------
  TABLE B                                          Volume      Rate     Total
                                                   ------      ----     -----
                                                          (In thousands)
Increase (decrease) in interest income:
 Federal funds sold                                 $318      $(82)     $236
 Securities:
   Taxable                                           672       231       903
   Non-taxable (TE)                                 (151)       22      (129)
 Loans                                             1,949       251     2,200
                                                  ------   -------    ------
   Total average earning assets                    2,788       422     3,210
                                                  ------   -------    ------

Increase (decrease) in interest expense:
 Savings and interest-bearing demand deposits        254      (473)     (219)
 Time certificates                                   960     1,191     2,151
 Other borrowings                                   (282)     (283)     (565)
                                                  ------   -------    ------
   Total average interest-bearing
   liabilities                                       932       435     1,367
                                                  ------   -------    ------

Net increase in net interest income               $1,856      $(13)   $1,843
                                                  ------   -------    ------
                                                  ------   -------    ------




                                         (11)

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the first three months of 1996 was $425,000, compared to $390,000 for the same period in 1995. The provision for loan losses, which is charged to operations, is based on credit losses, management's ongoing evaluation of the portfolio risk and economic conditions. The increase in the Company's provision for loan losses between these periods is primarily attributable to the increase in the size of the portfolio at March 31, 1996 compared to March 31, 1995. Total loans outstanding at March 31, 1996 increased $81.5 million or 8.6% to $1.02 billion compared to $943.1 million at March 31, 1995.

NONINTEREST INCOME

    Noninterest income for the first quarter of 1996 was $2.6 million an increase of $601,000 over the like period in 1995. The components of noninterest income were as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
(In thousands)                          1996      1995
                                       ------    ------
Service charges on deposit accounts    $1,450    $1,321
Other fee income                          427       360
Gains on sales of loans                   534       161
Other income                              209       168
                                       ------    ------
    Total noninterest income           $2,611    $2,010
                                       ------    ------
                                       ------    ------

    The increase in service charge income and other fee income between the periods presented was primarily acquisition related. Sales of loans generated by the Company's mortgage banking subsidiary have increased substantially in the first quarter of 1996 compared to 1995 principally because of a more favorable interest rate environment.

NONINTEREST EXPENSE

    Total noninterest expense was $12.7 million for the first quarter of 1996 compared with $12.4 million for 1995. The ratio of noninterest expense to operating revenue, on a taxable-equivalent basis, was 57.7% for the first quarter of 1996 compared with 63.3% for the like period in 1995.



                                         (12)

    The following table presents the major components of noninterest expense for the three months ended March 31, 1996 and 1995.

                                Three Months Ended  March 31,   Change 96/95
                                -----------------------------  ----------------
                                            1996      1995       $         %
                                          -------   -------    -----    -------
                                                 (Dollars in thousands)
Salaries and benefits                      $7,040    $6,716     $324      4.8%
Occupancy                                   1,142     1,115       27       2.4
Equipment                                     916       933      (17)     (1.8)
Regulatory expenses                           251       732     (481)    (65.7)
Banking forms and stationery                  340       403      (63)    (15.6)
Communications expense                        467       437       30       6.9
Outside data processing expense               204       189       15       7.9
Legal expense                                 186       105       81      77.1
Foreclosed assets expense, net                 59       ---       59       n/m
Consultant fees                               177       174        3       1.7
Promotional expense                           263       231       32      13.9
Courier service                               264       251       13       5.2
Other                                       1,394     1,102      292      26.5
                                          -------   -------    -----
  Total                                   $12,703   $12,388     $315      2.5%
                                          -------   -------    -----
                                          -------   -------    -----


    The increase in 1996 salaries and benefits compared to 1995 was primarily due to standard merit and promotional increases and the acquisition of FCB. Regulatory expense decreased in 1996 compared to 1995 as the result of the reduction in premiums paid to the FDIC for deposits insurance. Effective June 30, 1995 the FDIC lowered the amount of the premiums assessed to well capitalized insured banks from $.23 per $100 in deposits to $.04 per $100 in deposits. In 1996 the FDIC further lowered this assessment to a flat assessment rate of $2,000 per well capitalized insured bank per year.

INCOME TAXES

    The provision for income taxes was $3.4 million for the quarter ended March 31, 1996 and $2.5 million for the quarter ended March 31, 1995. The effective tax rates for these periods were 40.1% and 38.2%, respectively. The increase in the Company's effective tax rate for these periods is primarily attributable to the decrease in nontaxable income relative to the Company's earnings.

FINANCIAL CONDITION

SECURITIES

    The Company's securities portfolio increased $26.2 million or 7.7% between December 31, 1995 and March 31, 1996. The Company had 1996 maturities and repayments totaling $36.7 million, and purchases of $65.8 million.



                                         (13)

    At March 31, 1996 and December 31, 1995, the held to maturity securities portfolio had an estimated unrealized loss of $2.0 million and an unrealized gain of $1.0 million, respectively.

    At March 31, 1996, the available for sale securities portfolio had an unrealized pretax loss of $2.1 million. At December 31, 1995, the available for sale securities portfolio had an unrealized pretax gain of $373,000. The unrealized gain or loss on available for securities is reported on a net of tax basis as a separate component of shareholders' equity. At March 31, 1996 the unrealized loss on securities classified as available for sale, net of tax was $1.2 million, compared with an unrealized net gain of $219,000 at December 31, 1995.

    The decrease in the market value of the Company's total securities portfolio between December 31, 1995 and March 31, 1996, was predominately due to the declining market valuation of its mortgage-backed securities. As interest rates increased during the first quarter of 1996, these securities, as well as the Company's other securities, decreased in market value.

    The amortized cost and estimated market value of securities, at March 31, 1996 by contractual maturity are shown in the following table. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For asset/liability purposes, the Company monitors these securities with consideration of prepayment assumptions. Yields have been calculated by dividing the taxable-equivalent interest income, including discount or premium by the book value. Yields on nontaxable securities of states and political subdivisions were presented on a taxable-equivalent basis using a marginal tax rate of 35%.


                                                                Securities Available for Sale
                             -------------------------------------------------------------------------------------------------
                                                  After One Through   After Five Through
                              Within One Year        Five Years          Ten Years         After Ten Years          Total
                             -----------------   -----------------   -----------------    ----------------  ------------------
                              Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                             -------    ------   -------     -----   -------     -----    ------     -----  --------     -----
                                                        (Dollars in thousands)
U.S. Treasury
   securities                 $7,011     5.40%    $6,747     6.02%     $ ---     --- %     $ ---     --- %  $13,758      5.70%
 Securities of U.S.
 Government agencies and
   corporations               25,500      6.41    31,520      6.40    42,760      6.62     5,218      6.59   104,998      6.50
 Obligations of states
   and political sub-
   divisions                     230      8.27       549      8.06       399      7.16       ---       ---     1,178      7.80
 Corporate and Federal
   Reserve Bank Stock            ---       ---       ---       ---       ---       ---     1,307      6.00     1,307      6.00
                             -------    ------   -------     -----   -------     -----    ------     -----  --------     -----
 Total                       $32,741    $6.21%   $38,816     6.36%   $43,159     6.62%    $6,525     6.47%  $121,241     6.42%
                             -------    ------   -------     -----   -------     -----    ------     -----  --------     -----
                             -------    ------   -------     -----   -------     -----    ------     -----  --------     -----
Market Value                 $31,847             $38,342             $42,437              $6,509            $119,135
                             -------             -------             -------              ------            --------
                             -------             -------             -------              ------            --------



                                      (14)

                                                               Securities Held to Maturity
                             -------------------------------------------------------------------------------------------------
                                                  After One Through   After Five Through
                              Within One Year        Five Years          Ten Years         After Ten Years          Total
                             -----------------   -----------------   -----------------    ----------------  ------------------
                              Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                             -------    ------   -------     -----   -------     -----    ------     -----  --------     -----
                                                        (Dollars in thousands)
U.S. Treasury
   securities                $28,226     5.03%   $31,897     5.60%     $ ---     --- %     $ ---     --- %  $60,123      5.33%
 Securities of U.S.
   Government agencies and
   corporations               24,141      5.64    55,166      5.95    26,819      7.22    29,991      6.86   136,117      6.34
 Obligations of states
   and political sub-
   divisions                  10,817      8.37    25,803      7.56    12,226      7.77       233     10.58    49,079      7.81
Other Securities                 ---       ---       150      8.37       ---       ---       ---       ---       150      8.37
                             -------     -----  --------     -----   -------     -----   -------     -----  --------     -----
   Total                     $63,184     5.83%  $113,016     6.22%   $39,045     7.39%   $30,224     6.89%  $245,469     6.39%
                             -------     -----  --------     -----   -------     -----   -------     -----  --------     -----
                             -------     -----  --------     -----   -------     -----   -------     -----  --------     -----
Market Value                 $63,270            $112,412             $39,147             $29,632            $244,461
                             -------            --------             -------             -------            --------
                             -------            --------             -------             -------            --------



LOAN PORTFOLIO

    The Company's loan portfolio consists primarily of commercial and industrial loans, real estate 1-4 family residential properties, other commercial real estate mortgages, construction and land development loans, consumer installment loans and individual lines of credit. The following table presents the loan mix at March 31, 1996 and December 31, 1995:


                                                             $                                   %
                                             --------------------------------    --------------------------------
                                             March 31, 1996     Dec. 31, 1995    March 31, 1996     Dec. 31, 1995
                                             --------------     -------------    --------------     -------------
                                                                      (Dollars in thousands)
Real estate -
 Construction and land
  development                                      $127,215          $125,837             12.4%             12.2%
 Secured by 1-4 family residential
  properties                                        329,055           337,093              32.1              32.7
 Other real estate mortgages                        233,699           236,717              22.8              23.0
Loans held for sale                                   4,697             7,468               0.5               0.7
Commercial and industrial                           192,273           183,930              18.8              17.8
Consumer                                            137,677           139,735              13.4              13.6
                                                 ----------        ----------             -----             -----
  Total loans                                    $1,024,616        $1,030,780              100%             100.0
                                                 ----------        ----------             -----             -----
                                                 ----------        ----------             -----             -----




    The Company's loan portfolio decreased $6.2 million or 0.6% at March 31, 1996 compared to December 31, 1995. This decrease was primarily concentrated in the Company's 1-4 family residential mortgage portfolio. These loans, the majority of which were acquired at year-end 1994 from the acquisition of Old Stone Bank of California, FSB, have experienced an accelerated level of repayments and refinancings due to favorable market rates. It is expected that the level of repayments should reduce if interest rates continue to rise in 1996.



                                         (15)

    Inherent in any loan portfolio are risks associated with certain types of loans. The Company's object is to limit these risks through strict loan policies and review procedures. Included in these policies are specific loan-to-value limitations as to various categories of real estate related loans. The Company also has policies limiting the degree of portfolio concentration in any product type or to any individual borrower. At March 31, 1996 there was no concentration of loans in any single category that was not otherwise disclosed in the loan portfolio table previously.

ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the changes in the Company's allowance for loan losses for the three months ended March 31, 1996 and 1995. The allowance for loan losses should not be interpreted as an indication that charge-offs in the future will occur in these amounts or proportions.


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                         1996           1995
                                                       -------        -------
                                                       (Dollars in thousands)
Balance, beginning of year                             $14,836        $12,822
                                                       -------        -------
Deduct loans charged-off:
 Real estate                                             (248)           (50)
 Commercial, industrial and agricultural                 (397)          (171)
 Consumer                                                (171)          (146)
                                                       -------        -------
   Total charge-offs                                     (816)          (367)
                                                       -------        -------

Add recoveries of loans charged-off:
 Real estate                                                 7            ---
 Commercial, industrial and agricultural                   441            202
 Consumer                                                   78             60
                                                       -------        -------
   Total recoveries                                        526            262
                                                       -------        -------
 Net charge-offs                                         (290)          (105)
                                                       -------        -------
Provision for loan losses                                  425            390
Allowance related to acquisitions                          ---          1,270
                                                       -------        -------
Balance, end of period                                 $14,971        $14,377
                                                       -------        -------
                                                       -------        -------

Net charge-offs to average loans outstanding
(Annualized)                                             0.11%          0.04%
Average loans outstanding                           $1,025,080       $941,773
Allowance at end of period to loans
 outstanding                                             1.46%          1.52%
Period end loans                                    $1,024,616       $943,118




                                         (16)

    Net charge-offs increased $185,000 for the first three months of 1996 compared to the same period in 1995. Gross charge-offs increased $449,000 in 1996 compared to 1995, primarily in real estate and commercial loans. There was no single individual charge-off in excess of $100,000. Gross recoveries increased $264,000 in 1996 compared to 1995. Included in 1996 recoveries is a single recovery of $240,000 related to a commercial loan that was previously charged-off in 1994.

    The Company's determination of allowance for loan losses and the corresponding provision for loan losses is based on various judgments and assumptions including, but not limited to, general economic conditions, the composition of the loan portfolio, prior loss experience and estimates of potential future losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses.

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

    The following table presents the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at March 31, 1996 and December 31, 1995.


                                                       March 31, 1996                        December 31, 1996
                                            -----------------------------------     -----------------------------------
                                              Recorded          Related SFAS No.       Recorded         Related SFAS No.
                                            investment in        114 allowance      investment in        114 allowance
                                            impaired loans      for loan losses     impaired loans      for loan losses
                                            --------------      ---------------     --------------      ---------------
(In thousands)
Impaired loans with a required allowance         $3,871              $737                $3,177              $771
Impaired loans not requiring an allowance         8,940               ---                 9,196               ---
                                                -------              ----               -------              ----
    Total                                       $12,811              $737               $12,373              $771
                                                -------              ----               -------              ----
                                                -------              ----               -------              ----






                                         (17)

    The Company performs a quarterly assessment to determine the appropriate level of the allowance for loan losses. This process uses a series of allocation methods including specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated portion of the allowance for loan losses. Based on management's analysis of the Company's overall allowance for loan losses, management believes that the provision for loan losses for 1996 is appropriate. It is management's opinion that the allowance for loan losses at March 31, 1996, is adequate to provide for potential losses in the current loan portfolio. No assurances can be given that adverse economic conditions or other factors will not result in increased losses in the Company's loan portfolio.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS AND FORECLOSED ASSETS

    The following table presents the Company's nonaccrual and restructured loans and foreclosed assets as well as loans past due 90 days and still accruing interest at March 31, 1996 and December 31, 1995. Classification of a loan as nonaccrual or restructured does not necessarily indicate the loan is not performing with respect to collection of principal and interest nor does it mean that the principal of the loan is uncollectible in whole or in part.

                                                     March 31,   December 31,
                                                        1996          1995
                                                     ---------   ------------
                                                       (Dollars in thousands)
Nonaccrual loans:
Real estate -
 Construction and land development                      $3,714         $3,198
 1-4 family residential mortgages                        5,621          5,341
 Other real estate mortgages                             2,230          2,720
Commercial, industrial and agricultural                    837            679
Consumer                                                   409            435
                                                       -------        -------
 Total nonaccrual loans                                 12,811         12,373
Restructured loans                                       2,534          2,544
                                                       -------        -------
 Total nonperforming loans                              15,345         14,917
Foreclosed assets                                        3,460          3,215
                                                       -------        -------
 Total nonperforming assets                            $18,805        $18,132
                                                       -------        -------
                                                       -------        -------

Nonperforming loans as a percentage of total loans       1.50%          1.45%
Nonperforming assets as a percentage of total loans
 and foreclosed assets                                   1.83%          1.75%
Loans past due 90 days and still accruing interest      $1,342           $161




                                         (18)

    Loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against interest income. Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid or when it otherwise becomes well secured and in the process of collection. In a case where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms (i.e., the reduction of either interest or principal or other such modifications that the Company would not otherwise consider), the loan is classified as a restructured loan. If the borrower is not able to meet the revised payment schedule and the loan becomes delinquent, the loan is placed on nonaccrual status. Forgone interest related to nonaccural loans for the three months ended March 31, 1996 and 1995 was $377,000 and $307,000, respectively.

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

    Management is not aware of any significant potential problem loans which have not otherwise been disclosed as a nonaccrual or restructured loan at March 31, 1996, in which there is known information about possible credit problems of a borrower that has caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

DEPOSITS

    Total deposits decreased $24.9 million or 1.7% at March 31, 1996 compared to December 31, 1995. Average daily deposits, along with the average rates paid thereon, for the three months ended March 31, 1996 and 1995 on an annualized basis are summarized in the following table:

                                            Three Months Ended March 31,
                                       --------------------------------------
                                               1996                1995
                                       ------------------  ------------------
                                          Amount    Rate     Amount     Rate
                                       ----------   -----  ----------   -----
                                                (Dollars in thousands)
Noninterest-bearing demand               $265,909      -%    $223,030      -%
Savings and interest-bearing demand       576,565    2.17     533,826    2.54
Time certificates $100,000 or more        142,114    5.64      81,171    4.04
Other time                                409,868    5.62     395,477    4.82
                                       ----------   -----  ----------   -----
 Total deposits                        $1,394,456   3.12%  $1,233,504   2.89%
                                       ----------   -----  ----------   -----
                                       ----------   -----  ----------   -----




                                         (19)

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

    Interest rate risk can be viewed from a variety of perspectives, including the sensitivity of earnings to rate movements and the sensitivity of the market value of the Company's equity to changes in interest rates. One way to measure how a change in interest rates will impact net interest income in specific time frames is through a cumulative gap analysis. Traditional gap analysis represents interest rate risk in terms of the mismatch between the stated repricing of the Company's earning assets and interest-bearing liabilities within defined time periods. As shown in the following table, at March 31, 1996, the cumulative one-year contractual gap for the Company was a negative $162.2 million, or (11.4)% of earning assets. In other words, 11.4% of the Company's's interest-bearing liabilities has the potential to reprice or mature more quickly than its earning assets in one year.



                                         (20)


                                                                             Interest Rate Sensitivity
                                                   -----------------------------------------------------------------------------

(Dollars in thousands)                              0-3 months  3-12 months    1-5 years      5 years  Non -Market        Total
- --------------------------------------------------------------------------------------------------------------------------------
Assets:
Federal funds sold                                     $35,530        $  --        $  --        $  --        $  --      $35,530
Securities(1)                                           31,041       71,582      150,825      109,850        1,306      364,604
Loans(2)                                               484,678      258,973      177,036       91,118       12,811    1,024,616
- --------------------------------------------------------------------------------------------------------------------------------
 Total earning assets                                  551,249      330,555      327,861      200,968       14,117    1,424,750
Noninterest-earning assets                                  --           --           --           --      121,292      121,292
- --------------------------------------------------------------------------------------------------------------------------------
 Total assets                                          551,249      330,555      327,861      200,968      135,409    1,546,042
- --------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Deposits:
 Savings and interest-bearing demand deposits         $586,561        $  --        $  --        $  --        $  --     $586,561
 Time certificates, $100,000 or more                    60,307       67,999       16,360          200           --      144,866
 Other time                                            128,685      200,634       69,754           --           --      399,073
- --------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing deposits                       775,553      268,633       86,114          200           --    1,130,500
Borrowed funds                                              --           --           --           --           90           90
- --------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                    775,553      268,633       86,114          200           90    1,130,500
Noninterest-bearing liabilities                             --           --           --           --      282,770      282,860
Shareholders' equity                                        --           --           --           --      132,682      132,682
- --------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity            775,553      268,633       86,114          200      415,542    1,546,042
- --------------------------------------------------------------------------------------------------------------------------------
Incremental gap                                      (224,304)       61,922      241,747      200,768    (280,133)           --
- --------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                      $(224,137)   $(162,382)      $79,365     $280,133           --
- --------------------------------------------------------------------------------------------------------------------------------
% to earning assets                                     (15.7)       (11.4)          5.6         19.7           --
- --------------------------------------------------------------------------------------------------------------------------------




- ---------------

(1) The nonmarket column consists of Federal Reserve Bank stock.

(2) The nonmarket column consists of nonaccrual loans of $12,811.



                                         (21)

    Over the short period (one year or less) changes in interest rates affect net interest income to the extent that there is a timing difference between the repricing of assets and liabilities. For instance, if more liabilities than assets reprice during a time period, such as the Company's gap analysis indicates, given a rising rate environment, net interest income will have a tendency to decease if the assets and liabilities reprice in rate by approximately the same amount. Conversely, if an institution is considered to be asset sensitive, or as having a positive gap, when the amount of it liabilities maturing or repricing is less than the amount of its assets also maturing or repricing during the same period, net interest income would benefit from a rising rate environment.

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

    Because net interest income is not necessarily a conclusive indication of an institution's ongoing net worth, a second measure of interest rate risk - the market value of portfolio equity is important. This measure attempts to quantify the ongoing worth of the institution by considering all cash flows, regardless of their timing, and discounting these back to the present. The difference between the discounted assets less the discounted liabilities is the present value of equity or the economic measure of the institution's net worth

    These two approaches to interest rate risk measurement are complementary and are used in tandem by the individual Banks to provide a more complete picture of the interest rate risk associated with their balance sheets.
Included in the Company's Asset/Liability Management Policy are limitations on the maximum volatility each Bank may undertake associated with possible interest rate movement.

LIQUIDITY

    Liquidity is defined as the Company's ability to provide funds to meet customers' loan and deposit needs and to fund operations in the most timely and cost effective basis. The Company's liquidity is measured and managed on a individual bank basis. The holding company (parent) is funded primarily by dividends and management fee income from its subsidiaries.

    Core deposits have historically provided the Company with funding sources. The Company also utilizes repurchase agreements. In addition, the Banks have informal federal funds



                                         (22)
borrowing arrangements with correspondents banks to meet unforeseen deposit outflows. At March 31, 1996 and December 31, 1995, the Company's loan to deposit ratio was 73.1% and 72.3%, respectively.

CAPITAL

    The Company reviews various capital adequacy ratios on a quarterly basis to ensure that each banking subsidiary and the consolidated Company are within established internal and external guidelines. The Company and its banking subsidiaries are subject to risk-based capital regulations.

    These guidelines are used to evaluate capital adequacy and are based on an institution's balance sheet risk and off-balance sheet risk. Current regulations define capital adequacy into five categories; well capitalized, adequately capitalized, undercapitalized, significantly under capitalized and critically undercapitalized. Each of these capital categories have predefined risk-based capital ratio minimums. At March 31, 1996 and December 31, 1995, the capital ratios of the Company exceeded the "well capitalized" threshold as prescribed by banking regulators. An institution's deposit insurance premiums are determined through a matrix based on the institution's capital category and supervisory subgroup. Any reduction in an institution's capital category can significantly increase premiums.

    The following table presents the Company's capital positions at March 31, 1996 and December 31, 1995, including the risk-based capital ratio and leverage ratio.

(Dollars in thousands)                               March 31,   December 31,
Tier 1:                                                1996           1995
                                                     ---------   ------------
                                                       (Dollars in thousands)
 Shareholders' equity                                $132,682       $130,761
 Less: Intangibles                                     (6,726)        (6,975)
 Adjust: Unrealized losses (gains)
 on securities available for sale, net                  1,227           (219)
                                                   ----------     ----------
 Total Tier 1 capital                                 127,183        123,567
Tier 2 capital                                         12,803         12,838
                                                   ----------     ----------
 Total risk-based capital                            $139,986       $136,405
                                                   ----------     ----------
                                                   ----------     ----------
Risk-adjusted assets                               $1,024,208     $1,027,057
                                                   ----------     ----------
                                                   ----------     ----------

Tier 1 capital/risk-adjusted assets
 Capital ratio                                         12.42%         12.03%
 Minimum ratio                                          4.00%          4.00%
Total risk-based capital/risk-
 adjusted assets
 Capital ratio                                         13.67%         13.28%
 Minimum ratio                                          8.00%          8.00%
Leverage ratio                                          8.26%          7.98%




                                         (23)

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

              11   Computation of Earnings Per Share

              (b)  Reports on Form 8-K

    The Company filed a report on Form 8-K on February 22, 1996 dated as of February 11, 1996. Reporting Item 5 Other Events, announcing the Company's entering into an Agreement and Plan of Merger with U.S. Bancorp. Item 7 Exhibits, Press Release, Agreement and Plan of Merger dated as of February 11, 1996 and Stock Option Agreement, dated as of February 12, 1996.



                                         (24)

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           California Bancshares, Inc.
                                       ----------------------------------------
                                                          (Registrant)


Date: 5/7/96                           /s/ Joseph P. Colmery
                                       ----------------------------------------
                                       Joseph P. Colmery
                                       President/Chief Executive Officer
                                       (Principal Executive Officer)



Date: 5/7/96                           /s/ Vincent M. Leveroni
                                       ----------------------------------------
                                       Vincent M. Leveroni
                                       Exec. Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                         (25)

                             CALIFORNIA BANCSHARES, INC.
                                    EXHIBIT INDEX


Exhibit                                        Page
Number                 Description             Number
- -------                -----------             ------
  11        Computation of Earnings Per Share    27


                                         (26)